Form 10QSB
period 1996-03-31
RELIANCE BANCSHARES INC
filed 1996-05-08
CIK 1003987

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549


                               ---------------



                                 FORM 10-QSB



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the quarter ended March 31, 1996

                       Commission file number 0-27624




                          RELIANCE BANCSHARES, INC.
      (Exact name of small business issue as specified in its charter)




            WISCONSIN                                  39-1834823
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)
      3140 SOUTH 27TH STREET
       MILWAUKEE, WISCONSIN                               53215
(Address of principal executive offices)                (Zip Code)






                               (414) 671-2222
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                              (1)   Yes  X   No
                                       -----   -----
                              (2)   Yes      No  X
                                       -----   -----



The number of shares outstanding for the issuer's common stock, $1.00 par value per share, was 2,562,344 at April 30, 1996.

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

Reliance Bancshares, Inc. (the "Company") is a newly formed holding company, and was organized for the purpose of acquiring all of the capital stock of Reliance Savings Bank ("Bank") to be issued upon its conversion from the mutual to stock form of ownership (the "Conversion"). At March 31, 1996, the Company was a shell corporation with no substantial business activities. For a further discussion of the formation and intended operations of the Company, see the Form SB-2 Registration Statement (No. 33-99706) initially filed on November 22, 1995, and declared effective on February 29, 1996. The description of the Company in these filings is hereby incorporated by reference. On April 17, 1996, the Conversion was completed and the Company was capitalized through the sale and issuance of 2,562,344 shares of common stock at $8.00 per share. The gross proceeds from the sale of the shares of common stock were $20.5 million. Net proceeds to the Company were $19.1 million, after deduction of Conversion expenses of approximately $720,000 and after lending $713,000 to the Bank's Employee Stock Ownership Plan. The Company utilized approximately $9.5 million of the net proceeds to purchase all of the issued and outstanding common stock of the Bank.

The financial statements of the Company have been omitted because as of March 31, 1996, the Company had not yet issued any stock, had no assets and no liabilities of any value and had no substantial business activities. Financial information regarding the Bank has been provided in lieu of financial information regarding the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         See Item 1.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.


         Neither the Registrant nor the Bank is involved in any pending legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant and the Bank.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             Exhibit 99: Form 10-QSB equivalent financial information for
                         Reliance Savings Bank for the nine months ended March 31, 1996.

         (b) Reports on Form 8-K

             None.

                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RELIANCE BANCSHARES, INC.



Dated:                                    By:
      ----------------------------           -----------------------------------
                                             Allan T. Bach, President and Chief
                                             Executive Officer (Principal
                                             Executive Officer)



Dated:                                    By:
      ----------------------------           -----------------------------------
                                             Carol A. Barnharst, Vice President,
                                             Chief Financial Officer, Secretary
                                             and Treasurer (Principal Financial
                                             and Accounting Officer)