Form 10QSB
period 1996-09-30
RELIANCE BANCSHARES INC
filed 1996-11-14
CIK 1003987

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N. W.
                            WASHINGTON, D. C. 20549


                            ------------------------

                                  FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to          Commission File No. 0-27624
                               ---------   --------


                          RELIANCE BANCSHARES, INC.
              --------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Wisconsin                            39-1834823
                      ---------                            ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3140 South 27th Street, Milwaukee, Wisconsin                 53215
--------------------------------------------              ------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code (414) 671-2222

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X . No   .
                                              ---    ---
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding October 31, 1996
                 -----                        ----------------------------
Common Stock, par value $1.00 per share                   2,528,499 Shares

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX





                                                                 PAGE NO.

PART I - Financial Information

Consolidated Statements of Financial Condition                      1

Consolidated Statements of Income                                   2

Consolidated Statement of Stockholders' Equity                      3

Consolidated Statements of Cash Flows                             4 - 5

Notes to Consolidated Financial Statements                          6

Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                       7 - 9

PART II - Other Information                                         10

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                             (Dollars in Thousands)


                                                        September 30,         June 30,
                                                             1996               1996
                                                      ------------------  ----------------
                                                                  (Unaudited)
Assets:
   Cash                                                   $    286         $      98
   Cash equivalent interest-bearing deposits                 2,504             3,957
                                                          --------         ---------
     Total cash and cash equivalents                         2,790             4,055
   Investments
     Certificates of deposit - at cost                         294               294
     Investment securities available for sale, at fair
        value                                               11,911             7,882
     Investment securities held to maturity
        (estimated market value of $8,187 at
        September 30, 1996 and $11,161 at
        June 30, 1996)                                       8,194            11,178
     Mortgage-backed and related securities (estimated
        market value of $824 at September 30, 1996 and
        $852 at June 30, 1996)                                 771               800
   Federal Home Loan Bank stock - at cost                      157               157
   Loans receivable - net                                   23,340            22,931
   Accrued interest receivable                                 242               173
   Office properties and equipment                              75                84
   Prepaid expenses and other assets                           213               198
                                                         ---------         ---------
        Total assets                                     $  47,987         $  47,752
                                                         =========         =========
Liabilities and Equity:
   Deposit accounts                                      $  18,242            18,200
   Advance payment by borrowers for taxes                        -                 -
   Borrowed funds                                                -                 -
   Income taxes:
     Current                                                    71                 5
     Deferred                                                  129                94
   Accrued and other liabilities:
     Interest                                                   22                33
     Other                                                     224                72
                                                         ---------         ---------
        Total liabilities                                   18,688            18,404

Commitments and contingencies                                    -                 -

Stockholders' equity:
   Common stock, $1.00 par value; 600,000 shares
     authorized; 2,562,344 shares issued                     2,562             2,562
   Additional paid-in capital                               17,225            17,225
   Unearned ESOP compensation                                 (698)             (713)
   Unrealized gain on securities available for sale,
     net of applicable deferred income taxes                   287               227
   Retained earnings - substantially restricted             10,206            10,047
   Treasury stock, at cost, 33,845 shares                     (283)                -
                                                          --------          --------
      Total stockholders' equity                            29,299            29,348
                                                          --------          --------
      Total liabilities and stockholders' equity          $ 47,987          $ 47,752
                                                          ========          ========




See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                             (Dollars in Thousands)


                                                                      Three Months Ended
                                                                         September 30,
                                                                         -------------
                                                                   1996                1995
                                                                   ----                ----
                                                                         (Unaudited)
Interest and dividend income:
    Mortgage loans                                            $      521               $  453
    Investment securities                                            295                  143
    Mortgage-backed and related securities                            17                   23
    Other loans                                                        -                    -
    Dividends on stock in Federal Home Loan Bank                       3                    3
                                                              ----------               ------
        Total interest and dividends                                 836                  622
                                                              ----------               ------
Interest expense:
    Deposits and escrows                                             231                  294
    Notes payable and other borrowings                                 -                    -
                                                              ----------               ------
        Total interest expense                                       231                  294
                                                              ----------               ------
        Net interest income                                          605                  328
Provision for loan losses                                              5                    5
                                                              ----------               ------
    Net interest income after provision for loan losses              600                  323
                                                              ----------               ------
Noninterest income:
    Gain (loss) on sale of investment                                  -                    -
    Other income                                                       -                    6
    Loan fees and service charges                                      3                    2
                                                              ----------               ------
       Total noninterest income                                        3                    8
                                                              ----------               ------
       Operating income                                              603                  331
                                                              ----------               ------
Noninterest expense:
    Compensation and benefits                                        100                   82
    Occupancy                                                          7                    9
    Advertising                                                        2                    1
    Furniture and equipment                                            7                    6
    Federal insurance premiums                                       156                   13
    Professional services                                             23                    7
    Data processing                                                   17                   16
    Stationery, communications, and other operating
       expense                                                        11                    8
    Directors' fees and expenses of directors, officers, and
      employees                                                       23                   23
                                                              ----------               ------
          Total noninterest expense                                  346                  165
                                                              ----------               ------
          Income before income taxes                                 257                  166
                                                              ----------               ------
Income taxes:
    Current                                                          101                   68
    Deferred                                                          (3)                  (3)
                                                              ----------               ------
        Total income taxes                                            98                   65
                                                              ----------               ------
        Net income                                            $      159               $  101
                                                              ==========               ======
Net earnings per share                                        $      .06                  N/A
                                                              ==========               ======

Weighted-average shares outstanding                            2,465,957                  N/A
                                                              ==========               ======
Dividends per share                                           $      .00                  N/A
                                                              ==========               ======

See accompanying notes to consolidated financial statements.
                                       2

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity

                             (Dollars in Thousands)




                                                                                               Unrealized Gain
                                                                                            (Loss) on Securities
                                                                                                  Available
                                                             Additional        Unearned        for Sale, Net of
                                                Common         Paid-in           ESOP        Applicable Deferred      Retained
                                                Stock          Capital        Compensation        Income Taxes         Earnings
                                              -----------  --------------   --------------  ----------------------  -------------
                                                                                                (Unaudited)
Balance at
  June 30, 1996                                  $2,562         $17,225          $(713)             $227               $10,047
Net income                                            -               -               -                -                   159
Purchase of treasury stock                            -               -               -                -                     -
Amortization of unearned ESOP compensation            -               -              15                -                     -
Change in unrealized gain (loss) on
securities available for sale, net of
applicable deferred income taxes                      -               -               -               60                     -
                                                 ------         -------          ------           ------               -------
Balance at September 30, 1996                    $2,562         $17,225          $(698)             $287               $10,206
                                                 ------         -------          ------           ------               -------




                                                                   Total
                                                 Treasury      Stockholders'
                                                   Stock            Equity
                                              --------------  ----------------

Balance at
June 30, 1996                                  $   -            $29,348
Net income                                          -               159
Purchase of treasury stock                       (283)             (283)
Amortization of unearned ESOP compensation          -                15
Change in unrealized gain (loss) on
securities available for sale, net of
applicable deferred income taxes                    -                60
                                                -----           -------
Balance at September 30, 1996                   $(283)          $29,299
                                                -----           -------

See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                             (Dollars in Thousands)


                                                                    Three Months Ended
                                                                       September 30,
                                                                       -------------
                                                                   1996             1995
                                                                   ----             ----
                                                                        (Unaudited)
Cash Flows from Operating Activities:
  Net income                                                      $    159           $  101
  Adjustments to reconcile net income to net cash provided
        by operating activities:
     Provision for depreciation                                          8                8
     Provision for loan losses                                           5                5
     Amortization of premiums, discounts and fees -- net               (30)              (8)
     ESOP expenses                                                      15                -
     Increase (decrease) in income taxes payable                        66              (12)
     Provision for (reduction of) deferred income taxes                 (3)              (3)
     (Increase) decrease in interest receivable                        (69)              (6)
     Net increase (decrease) in accrued/other liabilities              130                8
     Net (increase) decrease in prepaid expense and
         other assets                                                   (1)             (35)
     Loss (gain) on investments                                          -                -
                                                                  --------          -------
        Net cash provided by operating activities                      280              (58)
                                                                  --------          -------
Cash Flows from Investing Activities:
  Purchase of Federal Home Loan Bank stock                               -                -
  Proceeds from sale of Federal Home Loan Bank stock                     -                -
  Proceeds from sales/maturities of investment securities            3,235               90
  Purchase of investment securities                                 (4,180)               -
  Net (increase) decrease in loans                                    (388)            (470)
  Principal payments collected on mortgage-backed
     securities                                                         29               65
  Purchase of fixed assets                                               -                -
  Investment in real estate in judgment                                  -                -
  Proceeds from real estate in judgment                                  -                -
                                                                  --------          -------
        Net cash (used) by investing activities                     (1,304)            (315)
                                                                  --------          -------
Cash Flows from Financing Activities:
  Repayments of short-term borrowing                                     -                -
  Proceeds from short-term borrowing                                     -                -
  Increase (decrease) in advance payments by borrowers                   -             (172)
  Increase (decrease) in deposit accounts                               42              (42)
  Purchase of treasury stock                                          (283)               -
                                                                  --------          -------
        Net cash (used) by financing activities                       (241)            (214)
                                                                  --------          -------
        Increase (decrease) in cash and cash equivalents            (1,265)            (471)

Cash and Cash Equivalents at beginning                               4,055              777
                                                                  --------          -------

Cash and Cash Equivalents at end                                  $  2,790          $   306
                                                                  ========          =======
Supplemental Cash Flow Information
  Cash paid during the period for:
     Interest on deposit accounts                                 $     39          $    49
     Income taxes                                                       35               80
     Interest on borrowings                                              -                -

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                             (Dollars in Thousands)


                                                                   Three Months Ended
                                                                      September 30,
                                                                      -------------
                                                                   1996           1995
                                                                   ----           ----
                                                                       (Unaudited)
Noncash investing activities:
  Loans transferred to foreclosed properties and real
     estate in judgment                                            $   -          $   -

Total increase in unrealized gain on securities available
  for sale                                                            98            148

Accounting Policies Note: Cash equivalents include demand deposits at other financial institutions and the Federal Home Loan Bank.





See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

1. The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 1996 contained in the Annual Report to stockholders and as an exhibit filed with Form 10-KSB.

2. A special one-time Federal Deposit Insurance Assessment was assessed against the Bank as of September 30, 1996. The date of enactment of legislation by U.S. Congress to recapitalize the Savings Association Insurance Fund. The assessment is 65.7 cents per $100 of deposits on March 31, 1995. For the Bank, this amounted to a charge against earnings of $144,000. The after-tax impact on earnings amounted to $87,000. Starting in 1997, deposit insurance premiums are expected to decrease by approximately 72% due to the recapitalization of the insurance fund.

3. The Company initiated a stock repurchase program upon approval by the FDIC of up to 5% of common stock issued in the Company's initial common stock offering. During September, 1996, the Company repurchased 33,845 shares of common stock at a price of $8.375 per share.

4. Earnings per share are based on the weighted-average shares outstanding. Earnings per share are not presented for the three months ended September 30, 1995, as Reliance Bancshares, Inc. first issued stock on April 18, 1996. ESOP shares which have been committed to be released are considered outstanding.

5. The Company announced on October 25, 1996 the Board of Directors of the Company authorized payment of a special distribution of $3.00 per share payable on November 15, 1996 to shareholders of record on November 6, 1996.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


General

Reliance Bancshares, Inc. (Company) has no significant assets other than common stock of Reliance Savings Bank (Bank), cash and cash equivalents, securities and the loan to the ESOP. The Company's principal business is the business of the Bank. Therefore, the information in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Bank and its operations.

Certain statement in this report which relate to the Company's plans, objectives or future performance, may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1996. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed and related securities, proceeds from maturities of securities, and net earnings. The Bank has an agreement with the Federal Home Loan Bank to provide cash advances, should the need for additional funds be required. The financial institution industry historically has accepted interest rate risk as a part of its operating philosophy. The Bank continues to actively manage its interest rate risk, with strategies such as originating mortgage loans which permit adjustment of the interest rate annually after an initial fixed-rate term of three years in order to reduce inherent interest rate risk.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1996, the Bank is required to have a minimum 3% Tier 1 capital to total assets, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 49.05%, 90.78% and 91.41%, respectively. Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceed all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is presently 5%. The Bank's liquidity ratio was over 75% at September 30, 1996.

There were no commitments to originate mortgage loans at September 30, 1996.

Financial Condition

Proceeds from sale and maturity of securities were used to fund loans and purchase securities. An unrealized gain on securities available for sale net of tax effect, of $287,000 has been recognized as a component of stockholders' equity as of September 30, 1996. Debt securities of the Company remain in the held to maturity classification. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

Accrued interest of loans and securities increased and accrued interest on certificates of deposit decreased due to timing of interest receipts. Other assets and income taxes payable fluctuated due to timing of corporate income tax payments. Advances from borrowers for taxes and insurance are no longer required by the Bank.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                             Results of Operations


Net Earnings

The Company had net earnings of $159,000 for the three months ended September 30, 1996 compared to net earnings of $101,000 for the three months ended September 30, 1995. The primary reason for the improvement in net earnings was due to increased income on loans and investment securities, offset by higher federal insurance premiums, higher professional services, and higher compensation related to stock benefit plans. The Bank established an Employee Stock Ownership Plan (ESOP) in connection with the conversion from mutual to stock form. Net earnings for the 1996 period was also affected by lower interest expense and lower noninterest income.

The federal insurance premiums are a special one-time, industry-wide assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF) at a rate of 65.7 basis points per $100 of SAIF-assessable deposits held as of March 31, 1995. After the assessment, the SAIF insurance premium will be reduced from 23 basis points to 6.4 basis points per $100 of SAIF-assessable deposits for the years 1997 through 1999, with a further reduction in the premium to 2.43 basis points per $100 of SAIF-assessable deposits scheduled to begin in the year 2000. The special assessment resulted in an after-tax charge to net income of $87,000, or $.04 per share, for the three months ended September 30, 1996.

Net Interest Income

Net interest income increased from $328,000 for the three months ended September 30, 1995 to $605,000 for the three months ended September 30, 1996. The increase in interest income was due to higher interest income on loans and investment securities. Interest income on loans increased as a result of a higher portfolio yield and average balance. Interest income on investment securities increased due to a large increase in the average balance as a result of Conversion proceeds being invested, which offset a lower portfolio yield. Interest expense on deposits decreased for the three months ended September 30, 1996 as compared to the same period in 1995 due to a lower average balance and a lower weighted-average rate.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. There were no nonperforming loans at September 30, 1996 and 1995, respectively. As a result of this evaluation, the Bank's provision for loan losses for the three months ended September 30, 1996 and 1995 amounted to $5,000.

Noninterest Income

Noninterest income decreased from $8,000 for the three months ended September 30, 1995 to $3,000 for the three months ended September 30, 1996 due to a decrease in other noninterest income partially offset by higher loan fees and service charges.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                             Results of Operations


Noninterest Expense

Noninterest expense increased from $165,000 for the three months ended September 30, 1995 to $346,000 for the three months ended September 30, 1996. The majority of the increase resulted from the special one-time FDIC assessment of $144,000 as of September 30, 1996. Deposit insurance premiums are expected to decrease substantially in future periods. Professional services increased from $7,000 in 1995 to $23,000 in 1996. The 1996 professional fees include initial services for stock benefit plans and assistance with periodic securities filings. Management expects ongoing professional fees to be reduced from the 1996 level. Compensation and benefits increased from $82,000 for the three months ended September 30, 1995 to $100,000 for the three months ended September 30, 1996 due to implementation of the ESOP in connection with the stock conversion.

Income Taxes

Income taxes fluctuated due to the level of pre-tax earnings.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                          PART II - Other Information


Item 1 - Legal Proceeding

  There are no material legal proceedings to which the Holding Company or the Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

  None.

Item 3 - Defaults upon Senior Securities

  Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

  None.

Item 5 - Other Information

  None.

Item 6 - Exhibits and Reports on Form 8-K.

  a)   Exhibits: none

  b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RELIANCE BANCSHARES, INC.

                                  (Registrant)

DATE: November 11, 1996                 BY:
      -----------------                    ------------------------------------
                                           Allan T. Bach, Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
DATE: November 11, 1996                 BY:
      -----------------                    ------------------------------------
                                           Carol A. Barnharst, Vice-President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)