Form 10QSB
period 1996-12-31
RELIANCE BANCSHARES INC
filed 1997-02-11
CIK 1003987

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N. W.
                            WASHINGTON, D. C.  20549

                           _________________________

                                  FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to          Commission File No. 0-27624
                               --------    --------

                           RELIANCE BANCSHARES, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)


          Wisconsin                                        39-1834823
          ---------                                        ----------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3140 South 27th Street, Milwaukee, Wisconsin                   53215
--------------------------------------------                   -----
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code (414) 671-2222
                                                   --------------

Not applicable
--------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X .   No    .
                                                ---       ---

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

               Class                            Outstanding December 31, 1996
               -----                            -----------------------------
Common Stock, par value $1.00 per share               2,528,499 shares

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                     INDEX


                                                                   PAGE NO.

PART I - Financial Information


  Consolidated Statements of Financial Condition                      1

  Consolidated Statements of Income                                   2

  Consolidated Statements of Stockholders' Equity                     3

  Consolidated Statements of Cash Flows                             4 - 5

  Notes to Consolidated Financial Statements                          6

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                      7 - 9

PART II - Other Information                                        10 - 11

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Financial Condition

                            (Dollars in Thousands)


                                                                            December 31,   June 30,
                                                                               1996          1996
                                                                            ------------   --------
                                                                                   (Unaudited)
Assets:
   Cash                                                                       $   399       $    98
   Cash equivalent interest-bearing deposits                                    2,600         3,957
                                                                              -------       -------
      Total cash and cash equivalents                                           2,999         4,055
   Investments
      Certificates of deposit - at cost                                           294           294
      Investment securities available for sale,
         at fair value                                                          8,690         7,882
      Investment securities held to maturity
         (estimated market value of $6,200 at
         December 31, 1996 and $11,161 at
         June 30, 1996)                                                         6,183        11,178
      Mortgage-backed and related securities
         (estimated market value of $791 at
         December 31, 1996 and $852 at
         June 30, 1996)                                                           735           800
   Federal Home Loan Bank stock - at cost                                         157           157
   Loans receivable - net                                                      25,085        22,931
   Accrued interest receivable                                                    153           173
   Office properties and equipment                                                 96            84
   Prepaid expenses and other assets                                              213           198
                                                                              -------       -------
         Total assets                                                         $44,605       $47,752
                                                                              =======       =======

Liabilities and Equity:
   Deposit accounts                                                           $17,927       $18,200
   Borrowed funds                                                               4,000            -
   Income taxes:
      Current                                                                      24             5
      Deferred                                                                    185            94
   Accrued and other liabilities:
      Interest                                                                     29            33
      Other                                                                       104            72
                                                                              -------       -------
         Total liabilities                                                     22,269        18,404

Commitments and contingencies                                                      -             -

Stockholders' equity:
   Common stock, $1.00 par value; 6,000,000 shares authorized;
      2,562,344 shares issued                                                   2,562         2,562
   Additional paid-in-capital                                                   9,861        17,225
   Unearned ESOP compensation                                                    (449)         (713)
   Unrealized gain on securities available for sale, net of
      applicable deferred income taxes                                            378           227
   Retained earnings - substantially restricted                                10,267        10,047
   Treasury stock, at cost, 33,845 shares                                        (283)           -
                                                                              -------       -------
      Total stockholders' equity                                               22,336        29,348
                                                                              -------       -------
         Total liabilities and stockholders' equity                           $44,605       $47,752
                                                                              =======       =======


See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                            (Dollars in Thousands)


                                                                    Three Months Ended            Six Months Ended
                                                                       December 31,                 December 31,
                                                                   --------------------        ---------------------
                                                                      1996       1995             1996        1995
                                                                   ----------   -------        ----------   --------
                                                                                        (Unaudited)
Interest and dividend income:
   Mortgage loans                                                  $      530      $460        $    1,051    $  913
   Investment securities                                                  341       136               636       279
   Mortgage-backed and related securities                                  18        22                35        45
   Other loans                                                              -         -                 -         -
   Dividends on stock in Federal Home Loan Bank                             2         2                 5         5
                                                                   ----------      ----        ----------    ------
      Total interest and dividends                                        891       620             1,727     1,242
                                                                   ----------      ----        ----------    ------

Interest expense:
   Deposits and escrows                                                   231       291               462       585
   Notes payable and other borrowings                                      21        -                 21        -
                                                                   ----------      ----        ----------    ------
      Total interest expense                                              252       291               483       585
                                                                   ----------      ----        ----------    ------
      Net interest income                                                 639       329             1,244       657
Provision for loan losses                                                   6         6                11        11
                                                                   ----------      ----        ----------    ------
   Net interest income after provision for loan losses                    633       323             1,233       646
                                                                   ----------      ----        ----------    ------

Noninterest income:
   Gain (loss) on sale of investments                                       2        (3)                2        (3)
   Other income                                                             -         2                -          8
   Loan fees and service charges                                            3         3                 6         5
                                                                   ----------      ----        ----------    ------
      Total noninterest income                                              5         2                 8        10
                                                                   ----------      ----        ----------    ------
      Operating income                                                    638       325             1,241       656
                                                                   ----------      ----        ----------    ------

Noninterest expense:
   Compensation and benefits                                              107        92               207       174
   Occupancy                                                                7         7                14        16
   Advertising                                                              2         3                 4         4
   Furniture and equipment                                                  -         7                 7        13
   Federal insurance premiums                                               1        12               157        25
   Professional services                                                   34         8                57        15
   Data processing                                                         17        17                34        33
   Stationery, communications, and other operating                         36        16                47        24
   Directors' fees and expenses of directors, officers
      and employees                                                        25        23                48        46
                                                                   ----------      ----        ----------    ------
         Total noninterest expense                                        229       185               575       350
                                                                   ----------      ----        ----------    ------
         Income before income taxes                                       409       140               666       306
                                                                   ----------      ----        ----------    ------

Income taxes:
   Current                                                                159        57               260       125
   Deferred                                                                (3)       (2)               (6)       (5)
                                                                   ----------      ----        ----------    ------
      Total income taxes                                                  156        55               254       120
                                                                   ----------      ----        ----------    ------
      Net income                                                   $      253      $ 85        $      412    $  186
                                                                   ==========      ====        ==========    ======

Net earnings per share                                             $     0.10       N/A        $     0.17       N/A
                                                                   ==========      ====        ==========    ======

Weighted-average shares outstanding                                 2,442,163       N/A         2,454,203       N/A
                                                                   ==========      ====        ==========    ======

Dividends per share                                                $     3.00       N/A        $     3.00       N/A
                                                                   ==========      ====        ==========    ======



See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statement of Stockholders' Equity

                            (Dollars in Thousands)


                                                                                                                Unrealized
                                                                                                               Gain or (Loss)
                                                                                                                    on
                                                                                                                 Securities
                                                                                                                 Available
                                                                                                                for Sale, Net
                                                                            Additional          Unearned        of Applicable
                                                            Common           Paid-in              ESOP            Deferred
                                                            Stock            Capital          Compensation       Income Taxes
                                                           --------         ----------        ------------      -------------
                                                                                                                 (unaudited)

Balance at June 30, 1996                                   $  2,562         $   17,225          $    (713)         $     227

Net income                                                        -                  -                  -                  -

Purchase of treasury stock                                        -                  -                  -                  -

Amortization of unearned ESOP compensation                        -                 10                 15                  -

Change in unrealized gain (loss) on securities
available for sale, net of applicable deferred
income taxes                                                      -                  -                  -                151

Cash dividend declared                                            -             (7,374)               249                  -
                                                           --------         ----------          ---------          ---------
Balance at December 31, 1996                               $  2,562         $    9,861          $    (449)         $     378
                                                           ========         ==========          =========          =========

                                                                                                  Total
                                                           Retained          Treasury          Stockholders'
                                                           Earnings           Stock               Equity
                                                           --------          --------          ------------

Balance at June 30, 1996                                   $ 10,047         $        -          $  29,348

Net income                                                      412                  -                412

Purchase of treasury stock                                        -               (283)              (283)

Amortization of unearned ESOP compensation                        -                  -                 25

Change in unrealized gain (loss) on securities
available for sale, net of applicable deferred
income taxes                                                      -                  -                151

Cash dividend declared                                         (192)                 -             (7,317)
                                                           --------         ----------          ---------
Balance at December 31, 1996                               $ 10,267         $     (283)         $  22,336
                                                           ========         ==========          =========







See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                            (Dollars in Thousands)



                                                                                Six Months Ended
                                                                                  December 31,
                                                                              1996          1995
                                                                            --------       ------
                                                                                  (Unaudited)
Cash Flows from Operating Activities:
   Net Income                                                               $    412       $  186
   Adjustments to reconcile net income to net cash provided (used)
         by operating activities:
      Provision for depreciation                                                   8           15
      Provision for loan losses                                                   11           11
      Amortization of premiums, discounts and fees - net                         (40)         (10)
      ESOP expenses                                                               25            -
      Increase (decrease) in income taxes payable                                 19          (88)
      Provision for (reduction of) deferred income taxes                          (6)          (5)
      (Increase) decrease in interest receivable                                  20          (16)
      Net increase (decrease) in accrued/other liabilities                        28           15
      Net (increase) decrease in prepaid expense and                             (15)        (179)
         other assets
      Loss (gain) on investments                                                  (2)           3
                                                                            --------       ------
         Net cash provided (used) by operating activities                        460          (68)

Cash Flows from Investing Activities:
   Purchases of Federal Home Loan Bank stock                                       -            -
   Proceeds from sale of Federal Home Loan Bank stock                              -            -
   Proceeds from sale/maturities of investment securities                      9,652        1,185
   Purchase of investment securities                                          (5,210)           -
   Net (increase) decrease in loans                                           (2,131)        (965)
   Principal payments collected on mortgage-backed
      securities                                                                  66           93
   Purchase of fixed assets                                                      (20)           -
   Investment in real estate in judgment                                           -            -
   Proceeds from real estate in judgment                                           -            -
                                                                            --------       ------
         Net cash provided (used) by investing activities                      2,357          313

Cash Flows from Financing Activities:
   Repayments of short-term borrowing                                              -            -
   Proceeds from short-term borrowing                                          2,000          400
   Proceeds from securities sold under repurchase agreements                   3,990            -
   Payments on securities sold under repurchase agreements                    (1,990)           -
   Increase (decrease) in advance payments by borrowers                            -         (172)
   Increase (decrease) in deposit accounts                                      (273)        (856)
   Payment of cash dividend                                                   (7,317)           -
   Purchase of treasury stock                                                   (283)           -
                                                                            --------       ------
         Net cash provided (used) by financing activities                     (3,873)        (628)
                                                                            --------       ------
         Increase (decrease) in cash and cash equivalents                     (1,056)        (383)

Cash and Cash Equivalents at beginning of period                               4,055          777
                                                                            --------       ------
Cash and Cash Equivalents at end of period                                  $  2,999       $  394
                                                                            ========       ======


                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                            (Dollars in Thousands)


                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                   1996        1995
                                                                                  ------      ------
                                                                                     (Unaudited)
Supplemental Cash Flow Information:
   Cash paid during the period for:
      Interest on deposit accounts                                                $  57       $ 102
      Income taxes                                                                  241         213
      Interest on borrowings                                                          -           -

   Noncash investing activities:
      Loans transferred to foreclosed properties and real
         estate in judgment                                                           -           -

      Total increase in unrealized gain on securities available
         for sale                                                                   248         296

Accounting Policies Note:  Cash equivalents include demand deposits at other financial institutions and the Federal Home Loan Bank.





See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

1. The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with consolidated financial statements for the year ended June 30, 1996 contained in the Annual Report to stockholders and as an exhibit filed with Form 10-KSB.

2. A special one-time Federal Deposit Insurance Assessment was assessed against the Bank as of September 30, 1996. The date of enactment of legislation by the U.S. Congress to recapitalize the Savings Association Insurance Fund. The assessment was 65.7 cents per $100 of deposits on March 31, 1995. For the Bank, this amounted to a charge against earnings of $144,000. The after-tax impact on earnings amounted to $87,000. Starting in 1997, deposit insurance premiums are expected to decrease by approximately 72% due to the recapitalization of the insurance fund.

3. The Company initiated a stock repurchase program upon approval by the FDIC of up to 5% of common stock issued in the Company's initial common stock offering. During September 1996, the Company repurchased 33,845 shares of common stock at a price of $8.375 per share.

4. Earnings per share are based on the weighted-average shares outstanding. Earnings per share are not presented for the six months ended December 31, 1995, as Reliance Bancshares, Inc. first issued stock on April 18, 1996. ESOP shares which have been committed to be released are considered outstanding.

5. The Company announced on October 25, 1996 the Board of Directors of the Company authorized payment of a special distribution of $3.00 per share payable on November 15, 1996 to shareholders of record on November 6, 1996. Approximately $0.075 of the per share distribution represents a taxable dividend and the remaining $2.925 represents a return of capital.

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

Certain statements in this report which relate to the Company's plans, objectives or future performance, may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Act of 1996. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Lending Activities

The Bank originates first mortgage loans secured by one-to-four family owner-occupied residences and residential construction loans within the Bank's primary lending area. All of the Bank's first mortgage loans are originated for the Bank's own loan portfolio. The Bank originated $5,877,000 mortgage loans at an average rate of 8.67% during the six months ended December 31, 1996 compared to $2,728,000 at an average rate of 8.71% during the six months ended December 31, 1995. The primary reason for the increase in loan origination volume is due to the proceeds generated from the mutual to stock conversion of the Bank on April 18, 1996.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed and related securities, borrowings, proceeds from maturities of securities, and net earnings. The Bank has an agreement with the Federal Home Loan Bank to provide cash advances, of which $2,000,000 are currently outstanding, should the need for additional funds be required. The financial institution industry historically has accepted interest rate risk as a part of its operating philosophy. The Bank continues to actively manage its interest rate risk, with strategies such as originating mortgage loans which permit adjustment of the interest rate annually after an initial fixed-rate term of three years in order to reduce inherent interest rate risk.

The Company made a special distribution of $3.00 per share on November 15, 1996
to shareholders of record on November 6, 1996.   Stockholders' Equity was
reduced by approximately $7,300,000 as the result of this payment. It is anticipated the Company's return on equity will improve as the result of the distribution while not significantly impairing its strong capital position.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. At December 31, 1996, the Bank is required to have a minimum of 3% Tier 1 capital to total assets, a minimum of 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 47.86%, 81.54% and 82.12%, respectively. Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceed all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is 5%. The Bank's liquidity ratio was over 73% at December 31, 1996.

There were no commitments to originate mortgage loans at December 31, 1996.

Financial Condition

Total assets decreased $3,147,000 to $44,605,000 at December 31, 1996 from $47,752,000 at June 30, 1996. Investment securities decreased $4,187,000 to $14,873,000 at December 31, 1996 from $19,060,000 at June 30, 1996 and cash and cash equivalent deposits decreased $1,056,000 to $2,999,000 at December 31, 1996 from $4,055,000 at June 30, 1996. The decrease in these funds and the $4,000,000 in funds borrowed during the six months ended December 31, 1996 were primarily as a result of the $7,317,000 return of capital distribution.

Proceeds from the sale and maturity of securities were also used to fund loans and purchase securities. An unrealized gain on securities available for sale, net of tax effect, of $378,000 has been recognized as a component of stockholder's equity as of December 31, 1996. Debt securities of the Company remain in the held to maturity classification. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

Accrued interest on loans and securities decreased and accrued interest on certificates of deposit decreased due to timing of interest receipts. Other assets and income taxes payable fluctuated due to timing of corporate income tax payments. Advances from borrowers for taxes and insurance are no longer required by the Bank.

Net Earnings

The Company had net earnings of $412,000 for the six months ended December 31, 1996 compared to net earnings of $186,000 for the six months ended December 31, 1995. The primary reason for the improvement in net earnings was due to increased income on loans and investment securities, offset by higher federal insurance premiums, higher professional services, and higher compensation related to stock benefit plans. The Bank established an Employee Stock Ownership Plan (ESOP) in connection with the conversion from mutual to stock form. Net earnings for the 1996 period was also affected by lower interest expense and lower noninterest income.

Net earnings increased $168,000 to $253,000 for the three months ended December 31, 1996 compared to $85,000 for the three months ended December 31, 1995. The primary reason for the improvement was due to increased income on investment securities and loans along with a decrease in interest expense on deposits offset by higher professional services, and higher compensation related to stock benefit plans.

The federal insurance premiums are a special one-time, industry-wide assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF) at a rate of 65.7 basis points per $100 of SAIF-assessable deposits held as of March 31, 1995. After the assessment, the SAIF insurance premium will be reduced from 23 basis points to 6.4 basis points per $100 of SAIF-assessable deposits for the years 1997 through 1999, with a further reduction in the premium to 2.43 basis points per $100 of SAIF-assessable deposits scheduled to begin in the year 2000. The special assessment resulted in an after-tax charge to net income of $87,000, or $0.04 per share, for the six months ended December 31, 1996.

Net Interest Income

Net interest income increased from $657,000 for the six months ended December 31, 1995 to $1,244,000 for the six months ended December 31, 1996. Net interest income increased from $329,000 for the three months ended December 31, 1995 to $639,000 for the three months ended December 31, 1996. The increase in interest income was due to higher interest income on loans and investment securities. Interest income on loans increased as a result of a higher portfolio average balance. Interest income on investment securities increased due to a large increase in the average balance as a result of Conversion proceeds being invested, which offset a lower portfolio yield. Interest expense on deposits decreased for the three months and for the six months ended December 31, 1996 as compared to the same period in 1995 due to a lower average balance and a lower weighted-average rate.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. There were no nonperforming loans at December 31, 1996 and 1995, respectively. As a result of this evaluation, the Bank's provision for loan losses for the six months ended December 31, 1996 and 1995 amounted to $11,000. The Bank's provision for loan losses for the three months ended December 31, 1996 and 1995 amounted to $6,000.

Noninterest Income

Noninterest income decreased from $10,000 for the six months ended December 31, 1995 to $8,000 for the six months ended December 31, 1996 and noninterest income increased from $2,000 for the three months ended December 31, 1995 to $5,000 for the three months ended December 31, 1996 due to a decrease in other noninterest income offset by a gain on the sale of investments.

Noninterest Expense

Noninterest expense increased from $350,000 for the six months ended December 31, 1995 to $575,000 for the six months ended December 31, 1996. The majority of the increase resulted from the special one-time FDIC assessment of $144,000 as of December 31,1996. Deposit insurance premiums are expected to decrease substantially in future periods. Professional services increased from $15,000 in 1995 to $57,000 in 1996. The 1996 professional fees include initial services for stock benefit plans and assistance with periodic security filings. Management expects ongoing professional fees to be reduced from the 1996 level. Compensation and benefits increased from $174,000 for the six months ended December 31, 1995 to $207,000 for the six months ended December 31, 1996 due to implementation of the ESOP in connection with the stock conversion.

Noninterest expense increased from $185,000 for the three months ended December 31, 1995 to $229,000 for the three months ended December 31, 1996. The primary reason for the increase was due to and increase in compensation and benefits due to the implementation of the ESOP, an increase in professional services and an increase in other operating expenses. Other operating expenses increased from $16,000 for the three months ended December 31, 1995 to $36,000 for the three months December 31, 1996 as the result of stationery and printing charges for the annual shareholders' report and the filing fees associated with transmitting the annual report to the regulators.

Income Taxes

Income taxes fluctuated due to the level of pre-tax earnings.

                    RELIANCE BANCSHARES INC. AND SUBSIDIARY

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

Item 4 - Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Shareholders held October 28, 1996, Mr. John T. Lynch was elected to a one year term as director; Messrs. Allan T. Bach, and
   O. William Held were elected to two year terms as directors; and, Mses. Carol A. Barnharst, and Majorie A. Spicuzza were elected to three year terms as directors. Shareholders also voted to ratify the selection of Meier, Clancy, George & Co. LLP as independent auditors of the Company for the current fiscal year.

   At the Annual Meeting of Shareholders, there were:

   a) 2,528,499 votes eligible to be cast,
   b) 2,008,900 votes cast for and 80,721 votes withheld from the election of Mr. Lynch,
   c) 2,008,900 votes cast for and 80,721 votes withheld from the election of Mr. Bach,
   d) 2,008,900 votes cast for and 80,721 votes withheld from the election of Mr. Held,
   e) 2,008,900 votes cast for and 80,721 votes withheld from the election of Ms. Barnharst,
   f) 2,008,149 votes cast for and 81,472 votes withheld from the election of Ms. Spicuzza,
   g) 2,012,694 votes cast for, 20,700 votes cast against, and 36,622 abstentions related to the ratification of the selection of Meier, Clancy, George & Co. LLP as the Company's independent auditors.

Item 5 - Other information

     None

Item 6 - Exhibits and Reports on Form 8-K.

     a) Exhibits:  none

     b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

     A report on Form 8-K was filed on October 25, 1996 indicating that the Board of Directors of the Company had declared a special distribution of $3.00 per share, payable on November 15, 1996 to shareholders of record on November 6, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RELIANCE BANCSHARES, INC.

                                  (Registrant)


    Date:  February 5, 1997  BY:
                                --------------------------------------
                                Allan T. Bach, Chairman of the Board,
                                President and Chief Executive Officer
                                (Principal Executive Officer)


    Date:  February 5, 1997  BY:
                                --------------------------------------
                                Carol A. Barnharst, Vice-President and
                                Chief Financial Officer (Principal Financial
                                and Accounting Officer)