Form 10QSB
period 1997-03-31
RELIANCE BANCSHARES INC
filed 1997-04-29
CIK 1003987

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N. W.
                            WASHINGTON, D. C.  20549

                           _________________________

                                  FORM 10-QSB

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--  ACT OF 1934

For the quarterly period ended March 31, 1997
                              ----------------------
                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the transition period from           to          Commission File No.
0-27624                        ---------    ---------

                           RELIANCE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


          Wisconsin                                  39-1834823
          ---------                                  ----------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3140 South 27th Street, Milwaukee, Wisconsin                  53215
---------------------------------------------               ----------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code (414) 671-2222

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X.   No    .
                                               ---      ---
Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.


                    Class                          Outstanding March 31,1997
                    -----                          -------------------------
      Common Stock, par value $1.00 per share         2,528,499 shares

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                                  FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                             (Dollars in Thousands)


                                                                       March 31               June 30,
                                                                        1997                   1996
                                                                       --------             ---------
                                                                                 (Unaudited)
Assets:
   Cash                                                                $   320                  $    98
   Cash equivalent interest-bearing deposits                             3,689                    3,957
                                                                       -------                  -------
      Total cash and cash equivalents                                    4,009                    4,055
   Investments
      Certificates of deposit - at cost                                    294                      294
      Investment securities available for sale,
         at fair value                                                   9,725                    7,882
      Investment securities held to maturity
         (estimated market value of $4,179 at
         March 31, 1997 and $11,161 at
         June 30, 1996)                                                  4,189                   11,178
      Mortgage-backed and related securities
         (estimated market value of $758 at
         March 31, 1997 and $852 at
         June 30, 1996)                                                    713                      800
   Federal Home Loan Bank stock - at cost                                  200                      157
   Loans receivable - net                                               27,199                   22,931
   Accrued interest receivable                                             198                      173
   Office properties and equipment                                          92                       84
   Prepaid expenses and other assets                                       217                      198
                                                                       -------                  -------
         Total assets                                                  $46,836                  $47,752
                                                                       =======                  =======
Liabilities and Equity:
   Deposit accounts                                                    $18,045                  $18,200
   Borrowed funds                                                        6,000                        -
   Income taxes:
      Current                                                               23                        5
      Deferred                                                             154                       94
   Accrued and other liabilities:
      Interest                                                              23                       33
      Other                                                                117                       72
                                                                       -------                  -------
         Total liabilities                                              24,362                   18,404

Commitments and contingencies                                               -                        -

Stockholders' equity:
   Common stock, $1.00 par value; 6,000,000 shares authorized;
      2,562,344 shares issued                                            2,562                    2,562
   Additional paid-in-capital                                            9,866                   17,225
   Unearned ESOP compensation                                             (449)                    (713)
   Unrealized gain on securities available for sale, net of
      applicable deferred income taxes                                     335                      227
   Retained earnings - substantially restricted                         10,443                   10,047
   Treasury stock, at cost, 33,845 shares                                 (283)                      -
                                                                       -------                  -------
      Total stockholders' equity                                        22,474                   29,348
                                                                       -------                  -------
         Total liabilities and stockholders' equity                    $46,836                  $47,752
                                                                       =======                  =======


See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                       Consolidated Statements of Income

                             (Dollars in Thousands)


                                                                   Three Months Ended             Nine Months Ended
                                                                       March 31,                       March 31,
                                                                   ------------------           ---------------------
                                                                   1997         1996            1997             1996
                                                                   ----         ----            ----             ----
                                                                                  (Unaudited)
Interest and dividend income:
   Mortgage loans                                            $      574      $    479       $     1,625       $    1,392
   Investment securities                                            245           121               881              400
   Mortgage-backed and related securities                            17            19                52               64
   Other loans                                                       -              1                -                 1
   Dividends on stock in Federal Home Loan Bank                       3             3                 8                8
                                                             ----------      --------       -----------       ----------
      Total interest and dividends                                  839           623             2,566            1,865
                                                             ----------      --------       -----------       ----------

Interest expense:
   Deposits and escrows                                             225           284               687              869
   Notes payable and other borrowings                                56             5                77                5
                                                             ----------      --------       -----------       ----------
      Total interest expense                                        281           289               764              874
                                                             ----------      --------       -----------       ----------
      Net interest income                                           558           334             1,802              991
Provision for loan losses                                             6             5                17               16
                                                             ----------      --------       -----------       ----------
   Net interest income after provision for loan loss                552           329             1,785              975
                                                             ----------      --------       -----------       ----------

Noninterest income:
   Gain (loss) on sale of investments                                -             -                  2               (3)
   Other income                                                      -             -                 -                 8
   Loan fees and service charges                                      2             2                 8                7
                                                             ----------      --------       -----------       ----------
      Total noninterest income                                        2             2                10               12
                                                             ----------      --------       -----------       ----------
      Operating income                                              554           331             1,795              987
                                                             ----------      --------       -----------       ----------

Noninterest expense:
   Compensation and benefits                                        105            92               312              266
   Occupancy                                                          8             9                22               25
   Advertising                                                        1             2                 5                6
   Furniture and equipment                                            2             5                 9               18
   Federal insurance premiums                                         3            13               160               38
   Professional services                                             73             5               130               20
   Data processing                                                   20            21                54               54
   Stationery, communications, and other operating                   27            15                74               39
   Directors' fees and expenses of directors, officers
      and employees                                                  23            21                71               67
                                                             ----------      --------       -----------       ----------
         Total noninterest expense                                  262           183               837              533
                                                             ----------      --------       -----------       ----------
         Income before income taxes                                 292           148               958              454
                                                             ----------      --------       -----------       ----------

Income taxes:
   Current                                                          119            62               379              187
   Deferred                                                          (3)           (3)               (9)              (8)
                                                             ----------      --------       -----------       ----------
      Total income taxes                                            116            59               370              179
                                                             ----------      --------       -----------       ----------
      Net income                                             $      176      $     89       $       588       $      275
                                                             ==========      ========       ===========       ==========

Net earnings per share                                       $     0.07         N/A         $      0.24           N/A
                                                             ==========      ========       ===========       ==========

Weighted-average shares outstanding                           2,442,798         N/A           2,450,478           N/A
                                                             ==========      ========       ===========       ==========

Dividends per share                                          $        -         N/A         $      3.00           N/A
                                                             ==========      ========       ===========       ==========

See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity

                             (Dollars in Thousands)

                                                                                     UNREALIZED
                                                                                    GAIN OR (LOSS)
                                                                                         ON
                                                                                     SECURITIES
                                                                                     AVAILABLE
                                                                                    FOR SALE, NET
                                                           ADDITIONAL    UNEARNED   OF APPLICABLE
                                                COMMON      PAID-IN        ESOP       DEFERRED
                                                 STOCK      CAPITAL    COMPENSATION INCOME TAXES
                                                ------     ----------  ------------ -------------
                                                                                  (unaudited)
Balance at June 30, 1996                        $  2,562    $  17,225     $  (713)    $    227

Net income                                             -            -           -            -

Purchase of treasury stock                             -            -           -            -

Amortization of unearned ESOP compensation             -           15          15            -

Change in unrealized gain (loss) on securities
available for sale, net of applicable deferred
income taxes                                           -            -           -          108

Cash dividend declared                                 -       (7,374)        249            -
                                                --------    ---------     -------     --------
Balance at March 31, 1997                       $  2,562    $   9,866     $  (449)    $    335
                                                ========    =========     =======     ========



                                                                               TOTAL
                                                   RETAINED     TREASURY   STOCKHOLDERS
                                                   EARNINGS      STOCK        EQUITY
                                                  ---------     -------     -----------
Balance at June 30, 1996                           $ 10,047     $     -     $  29,348

Net income                                              588           -           588

Purchase of treasury stock                                -        (283)         (283)

Amortization of unearned ESOP compensation                -           -            30

Change in unrealized gain (loss) on securities
available for sale, net of applicable deferred
income taxes                                              -           -           108

Cash dividend declared                                 (192)          -        (7,317)
                                                  ---------     -------     ---------
Balance at March 31, 1997                         $  10,443     $  (283)    $  22,474
                                                  =========     =======     =========




See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                             (Dollars in Thousands)


                                                                        Nine Months Ended
                                                                            March 31,
                                                                        1997         1996
                                                                        -----------------
                                                                            (Unaudited)
Cash Flows from Operating Activities:
   Net Income                                                          $   588     $   275
   Adjustments to reconcile net income to net cash provided (used)
         by operating activities:
      Provision for depreciation                                            12          22
      Provision for loan losses                                             17          16
      Amortization of premiums, discounts and fees - net                   (59)        (20)
      ESOP expenses                                                         30           -
      Increase (decrease) in income taxes payable                           18         (26)
      Provision for (reduction of) deferred income taxes                   (10)         (8)
      (Increase) decrease in interest receivable                           (25)          1
      Net increase (decrease) in accrued/other liabilities                  35           9
      Net (increase) decrease in prepaid expense and                       (19)       (260)
         other assets
      Loss (gain) on investments                                            (2)          3
                                                                       -------     -------
         Net cash provided (used) by operating activities                  585          12

Cash Flows from Investing Activities:
   Purchases of Federal Home Loan Bank stock                               (43)         (5)
   Proceeds from sale of Federal Home Loan Bank stock                        -           -
   Proceeds from sale/maturities of investment securities               11,644       1,185
   Purchase of investment securities                                    (6,315)          -
   Net (increase) decrease in loans                                     (4,230)     (1,329)
   Principal payments collected on mortgage-backed
      securities                                                            88         150
   Purchase of fixed assets                                                (20)          -
   Investment in real estate in judgment                                     -           -
   Proceeds from real estate in judgment                                     -           -
                                                                       -------     -------
         Net cash provided (used) by investing activities                1,124           1

Cash Flows from Financing Activities:
   Repayments of short-term borrowing                                        -        (400)
   Proceeds from short-term borrowing                                    4,000         400
   Proceeds from securities sold under repurchase agreements             3,990           -
   Payments on securities sold under repurchase agreements              (1,990)          -
   Increase (decrease) in advance payments by borrowers                      -        (172)
   Increase (decrease) in deposit accounts                                (155)     (1,168)
   Payment of cash dividend                                             (7,317)          -
   Proceeds from stock conversion                                            -       8,111
   Purchase of treasury stock                                             (283)          -
                                                                       -------     -------
         Net cash provided (used) by financing activities               (1,755)      6,771
                                                                       -------     -------
         Increase (decrease) in cash and cash equivalents                  (46)      6,784

Cash and Cash Equivalents at beginning of period                         4,055         777
                                                                       -------     -------

Cash and Cash Equivalents at end of period                             $ 4,009     $ 7,561
                                                                       =======     =======

                  RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                           (Dollars in Thousands)


                                                               Nine Months Ended
                                                                    March 31,
                                                                1997        1996
                                                               -----------------
                                                                  (Unaudited)

Supplemental Cash Flow Information:
   Cash paid during the period for:
      Interest on deposit accounts                              $ 84        $145
      Income taxes                                               370         213
      Interest on borrowings                                      77           5

   Noncash investing activities:
      Loans transferred to foreclosed properties and real
         estate in judgment                                        -           -

      Total increase in unrealized gain on securities available
         for sale                                                178         259


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

4. Earnings per share are based on the weighted-average shares outstanding. Earnings per share are not presented for the nine months ended March 31, 1996, as Reliance Bancshares, Inc. first issued stock on April 18, 1996. ESOP shares which have been committed to be released are considered outstanding.

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

Lending Activities

The Bank originates first mortgage loans secured by one-to-four family owner-occupied residences and residential construction loans within the Bank's primary lending area. All of the Bank's first mortgage loans are originated for the Bank's own loan portfolio. The Bank originated $7,624,000 mortgage loans at an average rate of 8.67% during the nine months ended March 31, 1997 compared to $4,848,000 at an average rate of 8.55% during the nine months ended March 31, 1996. The primary reason for the increase in loan origination volume is due to the proceeds generated from the mutual to stock conversion of the Bank on April 18, 1996.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed and related securities, borrowings, proceeds from maturities of securities, and net earnings. The Bank has an agreement with the Federal Home Loan Bank to provide cash advances, of which $4,000,000 are currently outstanding, should the need for additional funds be required. The financial institution industry historically has accepted interest rate risk as a part of its operating philosophy. The Bank continues to actively manage its interest rate risk, with strategies such as originating mortgage loans which permit adjustment of the interest rate annually after an initial fixed-rate term of three years in order to reduce inherent interest rate risk.

The Company made a special distribution of $3.00 per share on November 15, 1996
to shareholders of record on November 6, 1996.   Stockholders' Equity was
reduced by approximately $7,300,000 as the result of this payment. It is anticipated the Company's return on equity will improve as the result of the distribution while not significantly impairing its strong capital position.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by banking regulators. At March 31, 1997, the Bank is required to have a minimum of 3% Tier 1 capital to total assets, a minimum of 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 47.59%, 85.04% and 84.82%, respectively. Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceed all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is 8%. The Bank's liquidity ratio was over 77% at March 31, 1997.

There were no commitments to originate mortgage loans at March 31, 1997.

Financial Condition

Total assets decreased $916,000 to $46,836,000 at March 31, 1997 from $47,752,000 at June 30, 1996. Investment securities decreased $5,146,000 to $13,914,000 at March 31, 1997 from $19,060,000 at June 30, 1996 and cash and cash equivalent deposits decreased $46,000 to $4,009,000 at March 31, 1997 from $4,055,000 at June 30, 1996. The decrease in these funds and the $6,000,000 in funds borrowed during the nine months ended March 31, 1997 were primarily as a result of the $7,317,000 return of capital distribution and a $2,776,000 increase in loan originations.

Proceeds from the sale and maturity of securities were also used to fund loans and purchase securities. An unrealized gain on securities available for sale, net of tax effect, of $335,000 has been recognized as a component of stockholder's equity as of March 31, 1997. Debt securities of the Company remain in the held to maturity classification. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

Accrued interest on loans and securities decreased and accrued interest on certificates of deposit decreased due to timing of interest receipts. Other assets and income taxes payable fluctuated due to timing of corporate income tax payments. Advances from borrowers for taxes and insurance are no longer required by the Bank.

Net Earnings

The Company had net earnings of $588,000 for the nine months ended March 31, 1997 compared to net earnings of $275,000 for the nine months ended March 31, 1996. The primary reason for the improvement in net earnings was due to increased income on loans and investment securities, offset by higher federal insurance premiums, higher professional services, and higher compensation related to stock benefit plans. The Bank established an Employee Stock Ownership Plan (ESOP) in connection with the conversion from mutual to stock form. Net earnings for the nine months ended March 31, 1997 was also affected by lower interest expense and lower noninterest income.

Net earnings increased $87,000 to $176,000 for the three months ended March 31, 1997 compared to $89,000 for the three months ended March 31, 1996. The primary reason for the improvement was due to increased income on investment securities and loans along with a decrease in interest expense on deposits offset by higher professional services, and higher compensation related to stock benefit plans.

The federal insurance premiums are a special one-time, industry-wide assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF) at a rate of 65.7 basis points per $100 of SAIF-assessable deposits held as of March 31, 1995. After the assessment, the SAIF insurance premium will be reduced from 23 basis points to 6.4 basis points per $100 of SAIF-assessable deposits for the years 1997 through 1999, with a further reduction in the premium to 2.43 basis points per $100 of SAIF-assessable deposits scheduled to begin in the year 2000. The special assessment resulted in an after-tax charge to net income of $87,000, or $0.04 per share, for the nine months ended March 31, 1997.

Net Interest Income

Net interest income increased from $991,000 for the nine months ended March 31, 1996 to $1,802,000 for the nine months ended March 31, 1997. Net interest income increased from

$334,000 for the three months ended March 31, 1996 to $558,000 for the three months ended March 31, 1997. The increase in interest income was due to higher interest income on loans and investment securities. Interest income on loans increased as a result of a higher portfolio average balance. Interest income on investment securities increased due to a large increase in the average balance as a result of Conversion proceeds being invested, which offset a lower portfolio yield. Interest expense on deposits decreased for the three months and for the nine months ended March 31, 1997 as compared to the same period in 1996 due to a lower average balance and a lower weighted-average rate.


Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. There were no nonperforming loans at March 31, 1997 and 1996, respectively. As a result of this evaluation, the Bank's provision for loan losses for the nine months ended March 31, 1997 and 1996 amounted to $17,000 and $16,000, respectively. The Bank's provision for loan losses for the three months ended March 31, 1997 and 1996 amounted to $6,000 and $5,000, respectively.

Noninterest Income

Noninterest income decreased from $12,000 for the nine months ended March 31, 1996 to $10,000 for the nine months ended March 31, 1997 and noninterest income was $2,000 for the three months ended March 31, 1996 and 1997.

Noninterest Expense

Noninterest expense increased from $533,000 for the nine months ended March 31, 1996 to $837,000 for the nine months ended March 31, 1997. The majority of the increase resulted from the special one-time FDIC assessment of $144,000. Deposit insurance premiums are expected to decrease substantially in future periods. Professional services increased from $20,000 in for the nine months ended March 31, 1996 to $130,000 for the nine months ended March 31, 1997. The 1997 professional fees include initial services for stock benefit plans and assistance with periodic security filings. Management expects ongoing professional fees to be reduced from the 1997 level. Compensation and benefits increased from $266,000 for the nine months ended March 31, 1996 to $312,000 for the nine months ended March 31, 1997 due to implementation of the ESOP in connection with the stock conversion.

Noninterest expense increased from $183,000 for the three months ended March 31, 1996 to $262,000 for the three months ended March 31, 1997. The primary reason for the increase was due to an increase in compensation and benefits due to the implementation of the ESOP and an increase in professional services. Professional services increased from $5,000 for the three months ended March 31, 1996 to $73,000 for the three months March 31, 1997 as the result of increased services for the stock benefit plans and assistance with periodic security filings.

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

   None

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

                           RELIANCE BANCSHARES, INC.

                                  (Registrant)

Date: April 25, 1997                  BY: ____________________________________
                                          Allan T. Bach, Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: April 25, 1997
                                      BY: ____________________________________
                                          Carol A. Barnharst, Vice-President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)