Form 10KSB
period 1997-06-30
RELIANCE BANCSHARES INC
filed 1997-09-25
CIK 1003987

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                          -------------------------

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

                         Commission file under 0-27624


                           RELIANCE BANCSHARES, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)


           WISCONSIN                                    39-1834823
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          3140 S 27TH STREET
          MILWAUKEE, WISCONSIN                            53215
(Address of principal executive offices)                (Zip Code)


                                (414) 671-2222
             (Registrant's telephone number, including area code)

        Securities Registered Under Section 12(b) of the Exchange Act:
                                     None
                                     ----
        Securities Registered Under Section 12(g) of the Exchange Act:

                   COMMON STOCK, $1.00 PAR VALUE PER SHARE
                   ---------------------------------------
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.

                           (1) Yes   X     No     .
                                    ---        ---
                           (2) Yes   X     No     .
                                    ---        ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for most recent fiscal year:   $3,508,000 (Total
interest and dividend income and total non-interest income.)

As of September 5, 1997, there were issued 2,562,344 shares of Common Stock of the Registrant and 2,472,075 shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asking price of such shares of Common Stock as of September 5, 1997 was $18.40 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" certain shares held by various employee benefit plans in which the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.


                      DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB: Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference into Parts II and IV hereof.

Part III of Form 10-KSB: Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART 1

ITEM I.     DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

The discussion in this Form 10-KSB includes certain forward-looking statements based upon management expectations. Such forward-looking statements include words and phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions and various other statements contained herein. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; the costs of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

GENERAL

Reliance Bancshares, Inc., a Wisconsin corporation (the "Company" or the "Registrant"), was formed for the purpose of owning all of the outstanding stock of Reliance Savings Bank, a Wisconsin chartered stock savings bank (the "Bank"), issued in the mutual to stock conversion of the Bank (the "Conversion"). The Conversion was consummated on April 18, 1996; the Company issued 2,562,344 shares of Common Stock in exchange for proceeds of $20.5 million, and the Company purchased all of the issued and outstanding shares of Common Stock of the Bank for $9.5 million. The Bank is regulated by the Wisconsin Department of Financial Institutions, Division of Savings and Loan (the "DSL") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's deposits are insured up to the applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank also is a member of the Federal Home Loan Bank ("FHLB") system. The Bank was organized in 1922, and has one full service office located in Milwaukee County, Wisconsin.
Because the Company's only significant business operations are that of the Bank, the business of the Bank is essentially the only business of the Company.

The Bank is a community oriented financial institution which emphasizes retail financial services to individuals and consumers within its market areas. The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate residential mortgage loans within its primary market areas and invest in mortgage-backed securities and investment securities. The principal lending is on one-to four-family owner-occupied homes, including ARM loans, and to lesser extent, the Bank also originates, multi-family, other consumer, commercial / non-residential and residential construction loans. The Bank invests a significant portion of its assets in investment securities and mortgage-backed securities, including U.S. Government and federal agency securities, short-term liquid assets and other marketable securities. The Bank's revenues are derived principally from interest on its mortgage loan portfolio, interest on mortgage-backed securities and interest and dividends on its investment securities. The Bank's principal sources of funds are received from deposits, repayments on loans and mortgage-backed and related securities.

MARKET AREA AND COMPETITION

The Bank offers a variety of loan and deposit products and banking services primarily within the metropolitan Milwaukee area. The Bank's office is located at 3140 South 27th Street, Milwaukee, Wisconsin. The City of Milwaukee is located along the western shore of Lake Michigan, and is the largest metropolitan statistical area ("MSA") within the State of Wisconsin. The Milwaukee MSA includes Milwaukee, Waukesha, Ozaukee and Washington counties. The Bank's primary market area consists of the Milwaukee MSA, which in 1994 was the nation's 35th largest MSA. The Milwaukee MSA includes a diverse economic base, including business, industry and agriculture, and of the nation's 35 largest MSAs, Milwaukee ranked third in the percentage of its work force in manufacturing. Major employers include Johnson Controls, Inc., Harnischfeger Industries, Inc., Briggs & Stratton Corp., Harley-Davidson, Inc., A.O. Smith Corp., Allen-Bradley Co., GE Medical Systems, Miller Brewing Co., Master Lock Co., W.H. Brady Co., Quad/Graphics, Inc., Northwestern Mutual Life Insurance Co., and the home offices of numerous other insurance companies and financial institutions. The Milwaukee MSA has 11 colleges and universities each with enrollments exceeding 1,000 students, including the Milwaukee campus of the University of Wisconsin and Marquette University.

Many of the Bank's present customers and businesses are centralized within the Bank's local market area. The Bank's local market area, generally defined as an area within a three-mile radius of the Bank's office, has experienced limited population growth, reduced employment and recessionary economic conditions in recent years. The Bank's local market area has experienced modest population declines in the last five years and decreasing median household income levels in the last five years, and both of these trends are expected to continue. The median household and per capita income levels of the Bank's local market area are below the Milwaukee MSA average, and may be a reflection of the area's primarily blue collar labor force and the migration of a large portion of the white collar residents to outlying suburban areas. Additionally, this local market area has experienced a general weakening of real estate values and a slow-down of home sales and construction. These factors, along with intensified competition from other financial institutions and mortgage brokers, have resulted in a diminishing demand for permanent one-to four-family mortgage loans and for deposit products in the Bank's local market area.

The Bank's local market area has a high density of financial institutions, most of which are significantly larger and have greater financial resources than the Bank. The Bank has significant competition in both its mortgage and consumer lending business, as well as in attracting deposits. The Bank's competition for loans is principally from other thrift institutions, savings banks, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits historically has come from other thrifts, savings banks, commercial banks and credit unions. Because of the lower interest rate environment over the past several years, the Bank has faced additional competition for funds from a number of institutions, including the availability of short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies.

LENDING ACTIVITIES

     General

The Bank's largest component of its gross loan portfolio, which totaled $29.8 million at June 30, 1997 was first mortgage loans secured by owner-occupied one-to four-family residences. At June 30, 1997, one-to four-family mortgage loans totaled $11.0 million or 37.04% of gross loans. Of the total one-to four-family mortgage loans, $3.4 million or 30.75% were ARM loans. Of there remaining loans held at June 30, 1997, 18.05% or $5.4 million were in commercial real estate loans, 16.44% or $4.9 million were in residential construction loans, 15.45% or $4.6 million were in multi-family mortgage loans, 11.82% or $3.5 million were in commercial construction and land development loans, and the balance were in consumer loans.

The aggregate amount of loans that the Bank is permitted to make under applicable state regulations to any one borrower, including related entities, is generally an amount up to 15% of the Bank's capital plus an additional 10% for loans fully secured by readily marketable collateral. At June 30, 1997, the maximum amount which the Bank could lend under these limits to any one borrower and borrower's related entities was $3.0 million. At June 30, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. At that date, the Bank had 14 borrowers or groups of borrowers with outstanding lending relationships in excess of $400,000, for a total of $13.9 million, all of which loans are performing in accordance with their terms. The Bank's single largest borrowing relationship at June 30, 1997 had multiple loans aggregating $2.3 million. All of such loans are performing in accordance with their terms.

     Composition of Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                         At June 30,
                                ------------------------------------------------------------------------------------------------
                                            1995                            1996                              1997
                                ------------------------------  ------------------------------    ------------------------------
                                                    Percent                         Percent                         Percent
                                                      of                              of                               of
                                     Amount         Total           Amount           Total            Amount          Total
                                --------------  --------------  --------------  --------------    --------------  --------------
Mortgage loans:                                                    (Dollars in thousands)
    One-to four-family          $       10,425          47.51%  $       10,745          40.46%    $       11,035        37.04%
    Multi-family                         4,711          21.46%           4,585          17.26%             4,604        15.45%
    Commercial real estate               3,880          17.68%           4,163          15.68%             5,376        18.05%
    Residential construction             2,226          10.14%           4,311          16.23%             4,899        16.44%
    Commercial construction/
      land development                     694           3.16%           2,390           9.00%             3,521        11.82%
                                --------------  --------------  --------------  --------------    --------------  --------------
Total mortgage loans                    21,936          99.95%          26,194          98.63%            29,435        98.80%

Consumer loans:
    Home equity                              7           0.03%             356           1.34%               355         1.19%
    Other consumer                           5           0.02%               7           0.03%                 2         0.01%
                                --------------  --------------  --------------  --------------    --------------  --------------
Total consumer loans                        12           0.05%             363           1.37%               357         1.20%
                                --------------  --------------  --------------  --------------    --------------  --------------
    Gross loans receivable              21,948         100.00%          26,557         100.00%            29,792       100.00%
                                                ==============                  ==============                    ==============

Less:
    Undisbursed loan proceeds              701                           3,366                             1,890
    Allowance for loan losses              104                             126                               147
    Deferred loan fees and
      discounts                            109                             134                               154
      Total additions /
        deductions              --------------                  --------------                    --------------
                                           914                           3,626                             2,191
                                --------------                  --------------                    --------------
Loans receivable, (net)         $       21,034                  $       22,931                    $       27,601
                                ==============                  ==============                    ==============

     Contractual Principal Repayments

The following table sets forth the maturity or period to repricing of the Bank's loan portfolio at June 30, 1997. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayment's and scheduled principal amortization on mortgage loans totaled $2.0 million.

                                                                 At June 30, 1997
                                       --------------------------------------------------------------------
                                          One-to        Multi-Family /          Consumer         Total
                                       Four-Family(1)  Non-residential(1)         Loans          Loans
                                       --------------  ------------------    --------------  --------------
                                                             (Dollars in thousands)
Amounts due(2):                        $        3,200  $            5,595    $            2  $        8,797
Within one year:
After one year:
    One to three years                          5,329               3,304                15           8,648
    Three to five years                           428               2,106               243           2,777
    Five to ten years                             473                 705                97           1,275
    Ten to twenty years                         1,725                 566                --           2,291
    Over twenty years                           4,778               1,226                --           6,004
                                       --------------  ------------------    --------------  --------------
      Total due or repricing
        after one year                         12,733               7,907               356          20,995
                                       --------------  ------------------    --------------  --------------
      Total amounts due or
        repricing                              15,933              13,502               357          29,792
Less:
    Deferred fees and discounts                   (72)                (81)               --            (153)
    Allowance for loan losses                     (85)                (60)               (2)           (147)
                                       --------------  ------------------    --------------  --------------
      Gross loans receivable           $       15,776  $           13,361    $          355  $       29,492
                                       ==============  ==================    ==============  ==============


The following table sets forth at June 30, 1997, the dollar amount of all loans and mortgage-backed securities due or scheduled to reprice after one year, and whether such loans have fixed or adjustable interest rates. Loans that have adjustable rates are shown as being due in the period during which the interest rates are subject to change.

                                                         Due or Repricing
                                                        After June 30, 1998
                                             -----------------------------------------
                                                Fixed       Adjustable       Total
                                             -----------  -------------  -------------
                                                      (Dollars in thousands)
Mortgage loans:
    One-to four-family                       $    10,640  $       2,093  $      12,733
    Multi-family / non-residential                 7,235            672          7,907
    Consumer loans                                   355             --            355
                                             -----------  -------------  -------------
      Gross loans receivable                      18,230          2,765         20,995
    Mortgage-backed securities                       686             --            686
                                             -----------  -------------  -------------
      Gross loans receivable and
        mortgage-backed securities           $    18,916  $       2,765  $      21,681
                                             ===========  =============  =============

----------------------------------------------------------
(1)  Includes some residential construction lending.
(2)  These amounts are net of loans in process.
(3)  Includes some construction lending.

     One-to Four-Family and Residential Construction Lending

The Bank originates first mortgage loans secured by one-to four-family owner-occupied residences and residential construction loans within the Bank's primary lending area. All of the Bank's first mortgage loans are originated for the Bank's own loan portfolio. At June 30, 1997, $15.9 million, or 53.48%, of the Bank's gross loan portfolio consisted of loans secured by one-to four-family residential properties. Of the one-to four-family residential mortgage loans in the Bank's gross loan portfolio, $4.9 million were in the Bank's residential construction loan category. At June 30, 1997, $12.2 million, or 76.89% of the Bank's one-to four-family residential mortgage loans consisted of fixed rate loans and $3.7 million, or 23.11%, consisted of balloon loans and ARM loans. At June 30, 1997, the average outstanding one-to four-family loan balance was $82,000 and the largest outstanding one-to four-family loan balance was $512,000.

Because of the highly competitive mortgage loan market in which the Bank originates loans, a variety of mortgage products are available from the Bank, with a variety of interest rates, fees and other origination terms. The bank offers conventional fixed rate mortgage loans and ARM loans with maturity dates which typically range from 15 to 30 years. Residential mortgage loans generally are underwritten to Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and other agency guidelines. The Bank rarely originates loans in excess of these agency limits; however, if the Bank does originate jumbo loans, the loans are underwritten in accordance with the Bank's underwriting guidelines and are retained in the Bank's loan portfolio. The Bank charges origination fees ranging from zero to two points on mortgage loans. The interest rates charged on mortgage loans at any given date will vary, depending upon the amount of origination points to be paid.
The interest rate at which the Bank offers to grant a mortgage loan also are determined by the secondary market pricing for comparable mortgage-backed securities, local mortgage loan competition and the Bank's yield requirements.

Mortgage loan originations are solicited from real estate brokers, builders, developers, existing or past customers and residents of the local communities located in the Bank's primary market area. The Bank advertises its product offerings in newspapers and other media circulating throughout its primary market area in addition to its officers soliciting prospects. Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, income and other information is verified, and, as necessary, additional financial information is requested. An appraisal of the real estate that is to secure the loans is required. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. The lending policy of the Bank restricts mortgage loans to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged by the Bank. The Bank makes mortgage loans to 95% if the lesser of the appraised value or purchase price subject to the availability of private mortgage insurance insuring the amount in excess of 75% of the loan. The Bank reviews all the pertinent information and makes a credit decision for approval of denial within established Bank policy guidelines.
Most
recommendations to deny applications based on underwriting considerations are reviewed by the Bank's President prior to a final loan denial. All one-to four-family mortgage loan applications are reviewed on a monthly basis by the Board of Directors. Mortgage loans in the Bank's loan portfolio include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The Bank enforces the due-on-sale clauses of its mortgage loans.

The Bank originates one and three year ARM loans. The Bank's one-year ARM loans typically adjust to a maximum of 200 basis points per year, with a lifetime cap of approximately 600 basis points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum 30-year term. The Bank does not offer ARM loans which provide for negative amortization. The Bank's three-year ARM loans adjust annually after the initial three year term. The initial rate offered on ARM loans fluctuates with general interest rate changes, and are predetermined by secondary market pricing, competitive conditions and the Bank's yield requirements. Currently, the Bank primarily utilizes the Seventh District Cost of Funds Index, plus a margin, in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. In order to minimize the risk associated with ARM loans, borrowers under ARM programs are qualified at the higher of the initial offering rate or the fully-indexed rate and with a specified minimum interest rate. None of the ARM loans are granted with conversion options. As compared to fixed rate loans, ARM loans generally pose different risks. In a rising interest rate environment, the underlying loan payment rises, which increases the potential for default by the borrower. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a decreasing interest rate environment, mortgagors tend to refinance into fixed rate loans.

The Bank also offers one-to four-family mortgage loans with balloon features. Under these loans, the interest rate and monthly payment are fixed for the initial term, which is usually one to five years, and thereafter, provided certain conditions are met at maturity, the loan would be paid off in full or renewed at the then-current rate.

The Bank also offers owner-occupied one-to four-family residential construction loans. Residential construction loans are underwritten in conjunction with the regular first mortgage loans and terminate upon completion of the project. At June 30, 1997, the Bank had 27 one-to four-family construction loans in its portfolio, aggregating $4.9 million, and the average outstanding residential construction loan balance was $181,000 and the largest outstanding residential construction loan balance was $512,000. Because most residential construction loans are ARM loans, residential construction afford the Bank the opportunity to decrease the interest rate sensitivity of its loan portfolio and to receive yields on fixed rate loans higher than those obtainable on fixed rate loans secured by existing one-to four-family residential properties. These higher yields, however, correspond to the higher risks associated with residential construction loans. Loan proceeds are disbursed in increments as construction of the residence progresses. Title company disbursement agents are utilized to clear all lien waivers and ensure the Bank's first lien position. These loans are structured to allow borrowers to pay interest only on the funds advanced during the construction period, which is generally six months. In most cases, the Bank structures residential construction loans to automatically convert to regular first mortgage loans upon completion of the project and when certification of occupancy has been obtained.

Upon completion of construction, residential construction loans generally become either 30-year fixed rate loans or ARM loans with one- and three-year interest rate adjustments. Residential construction loans made in conjunction with the first mortgage have a loan-to-value ratio limit not to exceed 95%. As with other one-to four-family residential mortgage loans, when the loan to value exceeds 80%, private mortgage insurance is required.
Coverage is required to reduce the Bank's exposure to 75% of the value or less.

The Bank offers one-to four-family residential construction loans to home builders for speculation and model homes. These residential construction loans convert to one-year ARM loans and typically are made at loan-to-value ratios of 80% or less. Payment terms are generally interest only for 12 months. Thereafter, the borrower is required to begin principal and interest payments to fully amortize the loan. Loan proceeds are disbursed in increments as construction of the residence progresses.

At June 30, 1997, the largest aggregate amount of loans outstanding to any one borrower totaled $2.3 million, and consisted of one commercial property and four single family properties located in Waukesha County, Wisconsin. At

June 30, 1997, all of these loans were current and performing in accordance with their terms. These loans did not exceed the regulatory "loans to one borrower" limitation at June 30, 1997. See "Regulation".

     Multi-Family Lending

The Bank originates or participates in fixed rate and ARM loans secured by multi-family properties. The Bank holds in its loan portfolio 18 multi-family loans which at June 30, 1997 totaled $4.6 million, or 15.45% of the Bank's gross loans. The average outstanding loan balance on each multi-family loan at June 30, 1997 was $255,800. All payments under multi-family loans originated by the Bank were current and performing in accordance with their terms at June 30, 1997. All of the Bank's multi-family loans are secured by properties located in the Bank's primary market area. The rates charged on the Bank's ARM multi-family loans are typically 25 to 50 basis points higher than on one-to four-family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Bank's other ARM loans. An origination fee of 1% to 2% is usually charged on such loans.

Multi-family loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property.
The underlying properties typically are apartment buildings generally with 24 or less units. Appraisals on properties which secure multi-family loans are performed by an independent appraiser designated by the Bank at the time the application is submitted. All appraisals on multi-family loans are reviewed by Bank management. In underwriting such loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower and the Bank's experience with the borrower. To assess the ability of a property to adequately service debt, the Bank uses debt service coverage ratios. Debt service coverage ratios are a means of estimating risk based upon the relationship of debt service to an estimate of a property's stabilized net operating income. Desired debt service coverage ratios will vary depending upon the size of the loan, and the verification of the borrower's credit history, and analysis of the borrower's income, personal financial statements and banking relationships, a review of the property, including cash flow projections and historical operating results, and an analysis of the borrower's experience in owning or managing similar properties. The Bank evaluates all aspects of multi-family lending in order to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Typically, individuals guarantee all of their multi-family loans.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loans may be impaired. Despite the risk inherent in multi-family real estate lending, the Bank's delinquent multi-family loans as a percentage of gross loans has been minimal.

The largest multi-family loan at June 30, 1997 had an outstanding balance of $807,400 and was secured by a 16-unit apartment building located in Pewaukee, Wisconsin. At June 30, 1997, this loan was current and performing in accordance with its terms.

     Commercial Real Estate Lending

The Bank originates or participates in commercial real estate loans secured generally by small office buildings, apartment buildings, hotels, and small industrial/manufacturing buildings. At June 30, 1997, the Bank's commercial real estate loan portfolio consisted of 17 loans totaling $5.4 million, or 18.05%, of the Bank's gross loan portfolio. The Bank's underwriting standards provide that commercial real estate loans generally may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit. These loans may be made with terms ranging from three years to 25 years, fully amortized, and generally are offered at interest rates which are fixed at prevailing market rates or which adjust in accordance with the Seventh District Cost of Funds index. Some of the Bank's commercial real estate loans are balloon loans. Balloon loan payments generally are amortized on a 15-year to 25-year basis with a typical maturity of three to five years. The Bank generally has required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.0% to 1.5%.

The average outstanding loan balance on each commercial/non-residential loan at June 30, 1997 was $316,300. The largest commercial real estate loan at June 30, 1997 had an outstanding balance of $1,346,000 and was secured by an office building located in Brookfield, Wisconsin. The concentration of commercial real estate loans to one borrower totaled $1,545,800 at June 30, 1997 and consisted of 2 loans secured by an office building in Brookfield, Wisconsin. All payments under the Bank's commercial real estate loans were current at June 30, 1997.

The risks associated with commercial real estate lending are similar to the risks associated with multi-family lending. To minimize these risks, the Bank generally imposes similar underwriting standards in connection with commercial real estate lending as it does with multi-family lending.
Commercial real estate loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property. Appraisals on properties which secure commercial real estate loans are performed by an independent appraiser designated by the Bank at the time the application is submitted. All appraisals on commercial real estate loans are reviewed by Bank management. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, and analysis of the borrower's income, financial statements and banking relationships, a review of the borrower's property management experience and references and a review of the property, including cash flow projections and historical operating results. The Bank evaluates all aspects of commercial real estate lending in order to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. In addition, the Bank obtains financial statements on an annual basis to monitor cash flow and financial condition.

     Commercial Construction and Land Development Lending

The Bank also provides construction loans secured by multi-family projects and commercial real estate land development loans. At June 30, 1997, the Bank's commercial construction and land development loan portfolio totaled $3.5 million of the Bank's gross loans. The construction loans secured by multi-family projects usually will involve the construction of 8-unit to 24-unit apartment complexes. The construction loans secured by commercial real estate properties typically will involve hotels or motels and office and warehouse buildings. The Bank will originate land development loans to local developers for the purpose of developing the land (i.e., roads, sewer and water). Construction loans secured by multi-family projects and commercial real estate and land development loans generally are made to existing customers of the Bank and developers and contractors with which the Bank has had previous lending experience, or will involve the purchase of a participation interest from another financial institution. Multi- family and commercial real estate construction loans typically are originated as a one-year ARM loan, while land development loans typically are originated as a three-year ARM loan or a three-year fixed rate balloon loan. Multi- family and commercial real estate construction loans and land development loans typically are originated with interest only payments made during construction with amortization beginning upon completion. Balloon loan payments, however, are amortized on a 15-year to 25-year basis with a typical loan maturity of three years. These loans are priced at 250 to 350 basis points above the rate on U.S. Treasury securities for comparable maturities. Typically, these loans are made in amounts not to exceed 80% of an independent appraisal for multi-family or commercial real estate lending and 75% of appraisal on land development loans. These appraisals are made to reflect absorption rates in the marketplace for both loan types and discounted for carrying costs and cost of sale regarding land development lending. The Bank monitors individual draws with funds disbursed based on actual work in progress, a contractor's affidavit and an acceptable on-site inspection report. All multi-family and commercial real estate construction loans and all land development loans require a Phase I environmental audit prior to commitment.

At June 30, 1997, the Bank had no multi-family construction loans in its loan portfolio; several commercial real estate construction loans in its loan portfolio, the largest consisting of a loan of $1,965,000 secured by an office building construction project located in Brookfield, Wisconsin; and one land development loan with an outstanding balance of $397,000 in its loan portfolio, secured by residential subdivision property located in Oak Creek, Wisconsin.
At June 30, 1997, all of these loans were current and performing in accordance with their terms.

Commercial construction and land development lending generally is considered to involve a higher degree of risk than one-to four-family mortgage lending. However, the Bank believes this lending activity affords the Bank the opportunity to invest in relatively higher-yielding assets with shorter terms to maturity and repricing than in the case with one-to four-family mortgage lending. Therefore, the Bank is pursuing these lending opportunities to increase its loan portfolio.

     Other Consumer Lending

The Bank originates a variety of other consumer loans, generally consisting of home improvement loans and loans secured by savings accounts. At June 30, 1996 and 1997, the total loan portfolio of these types of loans totaled $363,000 and $357,000, respectively, or 1.37% and 1.20%, respectively, of gross loans at those dates. Home equity loans comprised 98.3% and 99.4% of other consumer loans at June 30, 1996 and 1997, respectively. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The underwriting standards generally employed by the Bank for other consumer loans include a determination of the applicant's payment history on other debts and assessment of the borrower's ability to meet payments on the proposed loans along with existing obligations. In addition to the credit-worthiness of the applicant, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount. Upon receipt of completed consumer loan application from a prospective borrower, a credit report is ordered, income and other information is verified and, if necessary, additional financial information is required.

For all consumer loans, the Bank's underwriters review all pertinent information prior to making a credit decision. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. Although the level of delinquencies in the Bank's consumer loan portfolio has been low, there can be no assurance the delinquencies will not increase in the future.

LOAN ORIGINATIONS, SALES AND PURCHASES

The following table sets forth the Bank's loan originations, sales, and purchases, and principal repayments for the periods indicated. The Bank has no mortgage loans held for sale.

                                                                          Year Ended June 30,
                                                            -----------------------------------------------
                                                               1995              1996             1997
                                                            -----------    ----------------    ------------
                                                                         (Dollars in thousands)
Mortgage loans (gross):
At beginning of period                                      $    20,315    $         21,936    $     26,194
    Mortgage loans originated:
      One-to four-family                                          1,694               3,236             233
      Multi-family                                                   --                  --             332
      Commercial real estate                                        179               1,965             200
      Residential construction                                    2,781               3,160           4,815
      Commercial construction / land development                    620                 940           2,893
                                                            -----------    ----------------    ------------
        Total mortgage loans originated                           5,274               9,301           8,473

      Principal repayments                                       (3,653)             (5,043)         (5,232)
      Sale of loans                                                  --                  --              --
    Mortgage loans purchased (1)                                     --                  --              --
                                                            -----------    ----------------    ------------
At end of period                                            $    21,936    $         26,194    $     29,435
                                                            ===========    ================    ============

Consumer loans (gross):
At beginning of period                                               17                  12             363
    Loans originated                                                 48                 371              --
    Principal repayments                                            (53)                (20)             (6)
                                                            -----------    ----------------    ------------
At end of period                                            $        12    $            363    $        357
                                                            ===========    ================    ============

-------------------------------------------------------------------
(1) Mortgage loan purchases consist of whole loans purchased by the Bank from various other lending institutions. Mortgage loan participations are included in the appropriate loan category.

     Sale of Mortgage Loans

The Bank has originated substantially all of the loans in its portfolio and holds them to maturity. The Bank generally does not engage in the sale of loans. However, form time to time, the Bank may sell participation interests in loans which it has originated in order to spread risk associated with the loan because of the size of the loan relative to the size of the Bank's loan portfolio. Loan participations are sold on a non-recourse basis, and the Bank retains the servicing on all loans it originates and of which it sells participation interests. In the last five fiscal years, the Bank sold one participation interest in a commercial real estate loan. At June 30, 1997 the Bank's retained interest in this commercial real estate loan was $384,600 while the sold participation interest in this loan totaled $127,000.

     Purchase of Mortgage Loans

The Bank has purchased loans or participation interests in a variety of loans originated by other lenders from time to time. The Bank purchases participation interests with servicing released. As a participant, the Bank acquires an individual, non-recourse ownership interest in the loan, and thus does not have recourse against the selling institution, but rather, has direct recourse against the borrower. Prior to purchase, the Bank reviews each purchase or participation to ensure that the underlying loan complies with the Bank's lending policy and the loans-to-one borrower limit.

At June 30, 1997, the Bank held five participation loans in its loan portfolio totaling $2.2 million, or 3.36%, of the Bank's gross loan portfolio, as follows: a multi-family loan of $727,000 (out of an original entire loan amount of $2.6 million) secured by a 60-unit apartment building and originated in 1992; a commercial real estate construction loan of $487,300 (out of an original entire loan amount of $2.9 million) secured by a hotel and originated in 1994; a land development loan of $397,000 (out of an original entire loan amount of $895,000) and originated in 1997; a multi-family loan of $414,800 (out of an original entire loan amount of $900,000) secured by a 24-unit apartment building and originated in 1988; and a commercial real estate loan of $141,700 (out of an entire loan amount of $485,000) secured by a warehouse and office building and originated in 1990.

The purchase of participation loans involves the same risks as the origination of the same types of loans as well as additional risks related to the purchaser's lower level of control over the origination and subsequent administration of the loan. While the Bank intends to purchase additional participation loans in the future, management does not anticipate such activity will be significant.

     Mortgage Loan Brokering Fees

Because of its loans-to-one borrower regulatory limit, the Bank has from time to time received a brokering fee form other financial institutions in exchange for the opportunity to originate various mortgage loans from borrowers with whom the Bank already has a lending relationship. For the year ended June 30, 1996, the Bank received real estate loan brokering fees of $11,000 for loan opportunities in the aggregate amount of $2.2 million. For the year ended June 30, 1997, the Bank did not have any loan brokering opportunities and therefore did not receive any loan brokering fees.

LOAN APPROVAL AND MONITORING

The President of the Bank and at least one director have the authority to approve any consumer loan, one-to four- family mortgage loan, residential construction loan, multi-family loan, commercial real estate loan, commercial construction loan or land development loan, up to $150,000, provided the loan-to-value ratio does not exceed 80%. All loans exceeding this amount and all loans upon which the loan-to-value ratio exceeds 80% are presented to the Board of Directors for approval. The Bank's Board of Directors reviews on a monthly basis all loans made, and ratifies all actions taken relative to loan approvals.

LOAN ORIGINATION, SERVICING AND OTHER FEES

In addition to interest earned on loans, the Bank receives income through fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies form period to period with the volume and type of loans originated.

In connection with the origination of mortgage loans, the Bank charges points for origination and commitment, and fees for processing and closing, in addition to requiring borrower reimbursement for out-of-pocket costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors.

The Bank charges origination fees ranging from zero to two points on mortgage loan originations, and such points usually vary inversely with the interest rate on the loan. That is, the amount of the origination fee is typically higher with lower interest rate and lower if a higher interest rate is established for the loan. Fees are paid by the applicant at the time of loan commitment, whereas the origination fees are paid at the time of closing.

Accounting standards adopted under FASB 91 prescribe the accounting treatment for origination and commitment fees. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield. These amounts are amortized to interest income using the level yield method over the contractual life of the related loans. Deferred loan fees totaled $109,000, $134,000 and $153,000 at June 30, 1995, 1996 and 1997, respectively. Deferred loan origination fees and costs associated with loans sold are recognized at the time of sale as a component of gain or loss on the sale of loans.

DELINQUENCIES, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

At June 30, 1997, the Bank had no nonperforming assets, classified assets or loans delinquent more than 89 days.

     Delinquent Loans

Management and the Bank's Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the type of loan, delinquent amount and age of delinquency. The Bank generally requires that delinquent loans be reviewed and a written late charge notice be mailed not later than the 15th day of delinquency. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of prompt payment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's general policy to continue to accrue interest on all loans which are past due up to 90 days. When a loan secured by a mortgage is delinquent for 90 or more days, the Bank generally will initiate foreclosure proceedings. Property acquired by the Bank as a result of foreclosure on a loan is classified as "real estate owned" and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy generally to require an appraisal of the property and, thereafter, appraisal of the property on an annual basis and external inspections on at least a quarterly basis.

At June 30, 1995, 1996, and 1997, delinquencies in the Bank's loan portfolio were as follows:

                                                             At June 30, 1995                    At June 30, 1996
                                              --------------------------------------------------------------------------------
                                                   80-89 Days     90 Days or More (1)    60-89 Days      90 Days or More (1)
                                              --------------------------------------------------------------------------------
                                                        Principal           Principal            Principal           Principal
                                               Number    Balance   Number    Balance    Number    Balance   Number    Balance
                                              of loans  of loans  of loans  of loans   of loans  of loans  of loans  of loans
                                              --------  --------  --------  --------   --------  --------  --------  ---------
Mortgage loans:
    One-to four-family                               0  $     --         0  $     --          0  $     --         0  $      --
    Multi-family                                     0        --         0        --          0        --         0         --
    Commercial real estate                           0        --         0        --          0        --         0         --
    Residential construction                         0        --         0        --          0        --         0         --
    Commercial construction /
      land development                               0        --         0        --          0        --         0         --
                                              --------  --------  --------  --------   --------  --------  --------  ---------
Total mortgage loans                                 0        --         0        --          0        --         0         --
                                              --------  --------  --------  --------   --------  --------  --------  ---------
Consumer loans:
    Home equity                                      0        --         0        --          0        --         0         --
    Other consumer                                   0        --         0        --          0        --         0         --
                                              --------  --------  --------  --------   --------  --------  --------  ---------
Total consumer loans                                 0        --         0        --          0        --         0         --
                                              ========  ========  ========  ========   ========  ========  ========  =========
Total gross loans                                    0  $     --         0  $     --          0  $     --         0  $      --
                                              ========  ========  ========  ========   ========  ========  ========  =========

Delinquent loans to gross loans                            0.00%               0.00%                0.00%                0.00%
    (including loans held for sale)

                                                                 At June 30, 1997
                                                      ---------------------------------------
                                                          60-89 Days      90 Days or More (1)
                                                      ---------------------------------------
                                                                Principal           Principal
                                                        Number   Balance   Number    Balance
                                                      of loans  of loans  of loans   of loans
                                                      --------  --------  --------  ---------
Mortgage loans:
    One-to four-family                                       2  $    195         0  $     --
    Multi-family                                             0        --         0        --
    Commercial real estate                                   0        --         0        --
    Residential construction                                 0        --         0        --
    Commercial construction /
      land development                                       0        --         0        --
                                                      --------  --------  --------  --------

Total mortgage loans                                         2       195         0        --
                                                      --------  --------  --------  --------

Consumer loans:
    Home equity                                              0        --         0        --
    Other consumer                                           0        --         0        --
                                                      --------  --------  --------  --------
Total consumer loans                                         0        --         0        --
                                                      ========  ========  ========  ========
Total gross loans                                            2  $    195         0  $     --
                                                      ========  ========  ========  ========

Delinquent loans to gross loans                                    0.65%              0.00%
    (including loans held for sale)


1) The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more.

     Non-Performing Assets

Loans are placed on non-accrual status when, in the judgment of Bank management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on non-accrual status, all of the accrued interest on that loan is reversed by way of a charge to interest income. Accrual of interest on a non-accrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is no longer doubtful or collection.

Property acquired by the Bank as a result of a foreclosure, property upon which a judgment of foreclosure has been entered but prior to foreclosure sale and property which has been in substance foreclosed are classified as foreclosure properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair market value. The amount by which the recorded loan balance exceeds the fair market value at the time a property is classified as foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the carrying value of a foreclosed property, is charged against current earnings. At June 30, 1997, the Bank had no properties in foreclosure or in substance foreclosed.

Non-performing loans include loans placed on non-accrual status and troubled debt restructurings. Non-performing assets consist only of non-performing loans, since there are no foreclosed properties for the periods indicated below. The following table sets forth non-performing loans and assets:

                                                                                        At June 30,
                                                                               ----------------------------
                                                                                 1995      1996       1997
                                                                               --------  ---------  -------
                                                                                  (Dollars in thousands)
Nonaccrual mortgage loans                                                            --         --       --
Nonaccrual consumer loans                                                            --         --       --
Real estate in judgement                                                             --         --       --
                                                                               --------  ---------  -------
    Total non-performing assets                                                      --         --       --
                                                                               ========  =========  =======
Total non-performing assets to gross loans receivable                             0.00%      0.00%    0.00%
                                                                               ========  =========  =======
Total non-performing assets to total assets                                       0.00%      0.00%    0.00%
                                                                               ========  =========  =======
Interest on non-performing loans on the accrual basis                                --         --       --
Accrued interest received on non-performing loans                                    --         --       --
                                                                               --------  ---------  -------
    Net reduction of interest income                                                 --         --       --
                                                                               ========  =========  =======


There are concentrations of loans exceeding 10% of loans which are not otherwise disclosed as a category of loans.

As of June 30, 1997, there were no other loans not included in the foregoing tables or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

As of June 30, 1977, the Bank had no real estate owned ("REO"). If the Bank were to acquire any REO, it would initially record the REO at the lower of the recorded investment in the loan or the fair market value of the assets securing the loan at the date of foreclosure, less costs to sell. Thereafter, if there were a further deterioration in value, the Bank would either rewrite down the REO directly or provide a valuation allowance and charge operations for the reduction in value. The policy for loans secured by real estate, which comprise the bulk of the Bank's portfolio, is to establish loss reserves in accordance with the Bank's loan classification process, based on GAAP. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure at the time of foreclosure.

     Classification of Assets

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. The Bank has adopted an asset classification methodology which parallels that required by federal regulations. Assets classified as Substandard or

Doubtful require the Bank to establish prudent general allowances for loan losses. Assets classified as Loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a Loss.

At June 30, 1997, based upon the Bank's asset classification methodology, the Bank had no assets classified as Substandard, Doubtful or Loss.

     Allowance for Loan Losses

Under federal regulations, when an insured institution classifies problem assets as with Substandard or Doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Bank may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Bank's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the DSL and the FDIC, either of which can order the establishment of additional general or specific loss allowances.

The FDIC, in conjunction with the other federal banking agencies, has adopted and interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated value of the underlying collateral, the nature and type of collateral, economic conditions, recent loan loss experience, industry standards, regulatory considerations and other factors that warrant recognition in providing for an adequate loss allowance. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required. The amount of the provision for loan losses for the years ended June 30, 1995, 1996 and 1997 reflected management's intention to continue to make annual additions to the Bank's allowance for loan losses until it is equal to approximately 1.0% of the Bank's gross loan portfolio. However, the Bank will continue to monitor its loan loss experience, the condition and composition of its loan portfolio and general economic conditions, and may make further additions to its allowance for loan losses to a greater or lesser extent than it has done historically, depending upon changes in the aforementioned conditions.

The following table sets forth the Bank's allowance for loan losses at the dates indicated.

                                                                                   At June 30,
                                                                    ----------------------------------------
                                                                       1995           1996           1997
                                                                    ------------  ------------  ------------
                                                                             (Dollars in thousands)
Balance at beginning of period                                      $         84  $        104  $        126
Provision for loan losses                                                     22            22            21
Charge-offs net of recoveries
    Mortgage loans                                                             2            --            --
    Consumer loans                                                            --            --            --
                                                                    ------------  ------------  ------------
Total charge-offs (net)                                                        2            --            --
                                                                    ------------  ------------  ------------
Balance at end of period                                            $        104  $        126  $        147
                                                                    ============  ============  ============
Ratio of allowance for loan losses to gross receivable
    at the end of period                                                   0.47%         0.47%         0.49%
Ratio of allowance for loan losses to non-performing loans
    at the end of period                                                   0.00%         0.00%         0.00%
Ratio of allowance for loan losses to total non-performing
    assets at the end of period                                            0.00%         0.00%         0.00%
Ratio of net charge-offs to average gross loans during
    period                                                                 0.01%         0.00%         0.00%

The following table shows the Bank's total allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated. It is not anticipated that charge-offs during the year ending June 30, 1998 will exceed the amount allocated to any individual category of loans.

                                                                          At June 30,
                             -------------------------------------------------------------------------------------------------------
                                          1995                               1996                             1997
                             -------------------------------------------------------------------------------------------------------
                                                    % of Total                         % of Total                        % of Total
                                                     Loans in                           Loans in                          Loans in
                                                     Category                           Category                          Category
                                          % of       To Total                % of       To Total               % of       To Total
                                       Total Loans  Outstanding           Total Loans  Outstanding         Total Loans   Outstanding
                              Amount   by Category     Loans     Amount   by Category     Loans    Amount    by Category    Loans
                              ------   -----------  -----------  ------   -----------  ----------- ------  ------------- -----------
Breakdown of Allowance:
  Mortgage Loans
    One-to four-family            50         0.47%       47.51%      51         0.47%       40.46%     53          0.49%      36.26%
    Commercial real estate        18         0.47%       17.68%      20         0.47%       15.68%     27          0.49%      18.32%
    Multi-family                  22         0.47%       21.46%      22         0.47%       17.26%     23          0.49%      15.95%
    Commercial construction        3         0.47%        3.16%      11         0.47%        9.00%     10          0.49%       6.60%
    Residential construction      11         0.47%       10.14%      20         0.47%       16.23%     32          0.49%      21.67%
                              ------   -----------  -----------  ------   -----------  ----------- ------  ------------- -----------
  Total mortgage loans           104         0.00%       99.95%     124         0.00%       98.63%    145          0.00%      98.80%
    Consumer loans                 0                      0.05%       2                      1.37%      2                      1.20%
                              ------                -----------  ------                ----------- ------                -----------

Total allowance for loan
  losses                         104                    100.00%     126                    100.00%    147                    100.00%
                              ======                ===========  ======                 ========== ======                ===========

INVESTMENT ACTIVITIES

     General

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's management, is designed primarily to provide and maintain required liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Bank's lending activities. The Bank primarily invests in mortgage-backed and related securities. United States treasury obligations and mutual funds (the assets of which are comprised primarily of government guaranteed mortgage-backed and related securities).

The Bank's investment policy permits investment in various types of liquid assets authorized under FDIC and state regulations, which include U.S. Treasury obligations, securities of various agencies, certain certificates of deposit of insured banks and savings institutions, certain banker's acceptances and deposits at the FHLB-Chicago. The Bank also is permitted to invest in commercial paper, mutual funds, investment grade corporate debt securities and mortgage-backed and related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. The Bank's investment policy prohibits the Bank from engaging in hedging activities which involve the use of options, futures, interest rate swaps or forward commitments, and from purchasing non-investment grade corporate debt securities. During the years ended June 30, 1995, 1996 and 1997, the Bank did not hold any derivative financial instruments in its investment portfolio to which the provisions of SFAS No. 119 would apply.

The Bank categorizes the securities it purchases into a "Held to Maturity" or "Available for Sale" portfolio as follows:

     1. Securities Held to Maturity. The Bank has the ability and intent to hold these assets to maturity. Upon acquisition, securities are classified as to the Bank's intent and a sale would only be effected due to deteriorating investment quality. The investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all activities within the investment portfolio with matching characteristics may be reclassified as assets held for sale.

     2. Securities Available for Sale. The Bank does not intend to hold these assets to maturity and thus are carried at an amount which is the lower of aggregate cost or market value with unrealized losses recognized as a component of stockholders' equity. This portion of the securities portfolio is designated to meet anticipated loan demand and deposit runoff or to take advantage of market opportunities.

     Mortgage-Backed Securities

At June 30, 1997, the Bank's mortgage-backed securities portfolio totaled $586,000, and consisted of $568,000 of GNMA participation certificates and $18,000 of FHLMC participation certificates.

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans, the principal and interest payments on which are passed from the mortgage loan originators through intermediaries (generally federal government-sponsored enterprises) that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such federal government-sponsored enterprises, which guarantee the payment of principal and interest to investors include FHLMC, FNMA and GNMA. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

The actual maturity of a mortgage-backed security varies, however, depending on when the mortgagors prepay or repay the underlying mortgage loans. Prepayments of the underlying mortgage loans may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount, related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgage loans depend on many factors, including type of mortgage loans and general levels of market interest rates. The difference between the interest rates on the underlying mortgage loans and the prevailing mortgage interest rates is an important determinent in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase. If the coupon rate of the underlying mortgage loans significantly exceeds the prevailing market interest rate offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans. Prepayment experience is more difficult to estimate for adjustable rate mortgage-backed securities. While mortgage-backed securities carry a reduced credit risk as compared to whole loans (and generally yield less than the loans that underlie such securities because of the cost payment guarantees or credit enhancements that result in nominal credit risk), such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities.

     Mortgage-Related Securities

At June 30, 1997, the Bank's mortgage-related securities portfolio totaled $100,000, consisting entirely of CMOs which were issued by the FHLMC. CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities class or classes, structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off when interest rates fall. Bank management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited prepayment risk associated with such investments. The Bank has not purchased and does not intend to purchase higher risk CMO residuals or stripped mortgage securities for its investment securities portfolio. The Bank's investment in CMOs are primarily in short- and intermediate-term (1 - 5 years) fixed rate tranche securities.

COMPOSITION OF THE BANK'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's mortgage-backed and related securities held for investment at June 30, 1997. At June 30, 1997, the Bank did not have any mortgage-backed and related securities held for sale.

                                                                         At June 30, 1997
                                  ----------------------------------------------------------------------------------------
                                  One Year or Less   Over One to Five Years   Over Five to Ten Years     Over Ten Years
                                  ----------------------------------------------------------------------------------------
                                           Weighted              Weighted                  Weighted               Weighted
                                  Carrying Average   Carrying    Average      Carrying     Average     Carrying   Average
                                    Value   Yield     Value       Yield         Value       Yield        Value     Yield
                                  ----------------------------------------------------------------------------------------
Mortgage-backed securities:
    GNMA                          $     --       --  $     --          --     $    205        8.57%    $    363     10.62%
    FHLMC                               --       --        18        9.00%          --          --           --        --

Mortgage-related securities:
    CMOs                                --       --        --          --           --          --          100      6.00%
                                  -------- --------  --------    --------     --------     -------     --------   -------
Total mortgage-backed and related
    securities                    $     --       --  $     18        9.00%    $    205        8.57%    $    463      9.78%
                                  -------- --------  --------    --------     --------     -------     --------   -------

                                                      At June 30, 1997
                                 -----------------------------------------------------
                                         Mortgage-Backed and Related Securities
                                                        Total
                                 -----------------------------------------------------
                                  Average
                                 Remaining                   Approximate      Weighted
                                 Years to      Carrying         Market        Average
                                 Maturity        Value          Value          Yield
                                 -----------------------------------------------------
Mortgage-backed securities:
    GNMA                             14.20     $    568      $       616        10.01%
    FHLMC                             3.92           17               19         9.00%

Mortgage-related securities:
    CMOs                             22.00          100               97         6.00%
                                 ---------     --------      -----------      --------
Total mortgage-backed and related
    securities                       14.09     $    685      $       732         9.40%
                                 ---------     --------      -----------      --------

The following table sets forth certain information regarding carrying and market values and percentage of total carrying values of the Bank's mortgage-backed and related securities portfolio held for investment.

                                                                               At June 30,
                            -------------------------------------------------------------------------------------------------------
                                        1995                                      1996                               1997
                            -------------------------------------------------------------------------------------------------------
                            Carrying                  Market       Carrying                Market      Carrying              Market
                             Value     % of Total     Value          Value    % of Total   Value        Value    % of Total   Value
                            -------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                            -------------------------------------------------------------------------------------------------------
Mortgage-backed securities:
    GNMA                    $    896       87.84%  $      966  $        679       84.88%  $   735  $        568      82.92% $   616
    FHLMC                         24        2.35%          26            21        2.62%       22            17       2.48%      19

Mortgage-related securities:
    CMOs                         100        9.81%          95           100       12.50%       95           100      14.60%      97
                            --------   ----------  ----------  ------------   ----------  -------  ------------  ---------- -------
Total mortgage-backed and
    related securities      $  1,020      100.00%  $    1,087  $        800      100.00%  $   852  $        685     100.00%     732
                            ========   ==========  ==========  ============   ==========  =======  ============  ========== =======

The following table sets forth the activity in the Bank's mortgage-backed and related securities portfolio during the periods indicated.

                                                                                   Years Ended June 30,
                                                                            ---------------------------------
                                                                              1995          1996        1997
                                                                            ---------------------------------
                                                                                  (Dollars in thouseands)
MORTGAGE-BACKED AND RELATED
SECURITIES HELD FOR INVESTMENT
  At beginning of period                                                     $1,291        $1,020       $800
    Purchases                                                                    --            --         --
    Sales                                                                        --            --         --
    Repayments                                                                 (273)         (221)      (115)
    Premium / discount amortization                                               2             1         --
                                                                             ------        ------       ----
  At end of period                                                           $1,020        $  800       $685
                                                                             ======        ======       ====


The Bank may, in future periods, leverage its capital base by using the proceeds of borrowings from the FHLB-Chicago to purchase mortgage-backed and related securities or investment securities. Therefore, it the leveraging strategy is implemented, the size of the Bank's mortgage-backed and related securities portfolio may increase in future periods.

     Investment Securities

The Bank invests in various types of liquid assets that are permissible investments for state chartered savings banks, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposits of federally insured banks and savings institutions and federal funds. Subject to various restrictions, the Bank also may invest its assets in commercial paper, mutual funds, and investment grade corporate debt securities. The Bank's current investment policy permits purchase only of investments rated investment grade (i.e., rated in one of the top four rating categories) by a nationally recognized statistical rating corporation ("NRSRO") and does not permit purchases of securities of non-investment grade quality. Investment securities generally are carried at cost, as adjusted for amortization of premiums and accretion of discounts, because it is management's intention to hold such securities to maturity.

A significant portion of the Bank's investment securities portfolio consists of U.S. government and other agency obligations and mutual fund investments. At June 30, 1997, U.S. government and agency obligation investments totaled $5.8 million, or 38.09% of the Bank's total investment portfolio. The amount of these securities decreased significantly during the year ended June 30, 1997 due to the payment of the capital distribution. At June 30, 1997, mutual fund investments totaled $5.4 million, or 35.61%, of the Bank's total investment securities portfolio. All of the Bank's mutual fund investments are permissible investments under the Bank's investment policy and all other applicable regulations. Mutual fund investments are carried at market value. Management anticipates that the Bank's investment portfolio may decrease in fiscal 1998 if the Bank is successful in diversifying and expanding its mortgage loan originations, and expanding its deposit funding through the building or acquisition of branch facilities or the acquisition of other financial institutions.

The following table sets forth investment securities issued by a single entity with a total carrying value in excess of 10% of the Bank's retained earnings at June 30, 1997 and all mutual fund investments contained in the Bank's investment securities portfolio at June 30, 1997.

                                                                                        Carrying         Market
                                                                                        Value at        Value at
                                                                                      June 30, 1997   June 30, 1997
                                                                                      -------------   -------------
                                                                                            (In thousands)
Federated ARMS Fund, Institutional Shares, 251,004.016 shares                            $ 2,500           $ 2,448
Asset Management Fund, Inc., Adjustable Rate Mortgage (ARM) Portfolio,
  122,517.732 shares                                                                       1,225             1,223
Federated Short-Term Income Fund (A Portfolio of Private Income Securities
  Trust), Institutional Shares, 109,409,190 shares                                         1,000               953
Strong Government Securities Fund, 74,976.57 shares                                          800               784
FHLMC Bond, due 11/20/98                                                                   2,000             2,001


COMPOSITION OF THE BANK'S INVESTMENT SECURITIES PORTFOLIO

The following table sets forth certain information regarding the fair market values and the amortized cost or market value of the Bank's investment securities.

                                                                               At June 30,
                                           ------------------------------------------------------------------------------------
                                                      1995                       1996                       1997
                                           ------------------------------------------------------------------------------------
                                                             Amortized                   Amortized                    Amortized
                                                              Cost or                     Cost or                      Cost or
                                           Carrying    %      Market   Carrying    %      Market   Carrying    %       Market
                                            Value   of Total  Value     Value   of Total  Value     Value   of Total   Value
                                           ------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Government and other agency
    obligations                            $  --       --    $  --     $   --       --    $  --   $ 2,592    22.58%   $ 2,582
  Equity securities - mutual funds          5,884    95.01%   6,028      5,350    67.88%   5,525    5,403    47.06%     5,525
  Corporate debt securities                   --       --       --       1,955    24.80%   1,955    2,540    22.12%     2,540
  Equity securities - FHLMC stock             309     4.99%      27        577     7.32%      28      946     8.24%        28
                                           ------   ------   ------    -------   ------   ------  -------   ------    -------

Total investment securities available
    for sale                               $6,193   100.00%  $6,055    $ 7,882   100.00%   7,508  $11,481   100.00%   $10,675
                                           ------   ------   ------    -------   ------   ------  -------   ------    -------
Securities held to maturity:
  U.S.  Government and other agency
    obligations                            $2,196    77.68%  $2,203    $11,178    96.12%  11,162  $ 3,189    86.58%   $ 3,202
  Certificates of deposit                     479    16.94%     479        294     2.53%     294      294     7.96%       294
  FHLB stock                                  152     5.38%     152        157     1.35%     157      200     5.43%       200
                                           ------   ------   ------    -------   ------   ------  -------   ------    -------
Total securities held to maturity          $2,827   100.00%  $2,834    $11,629   100.00%  11,613  $ 3,683   100.00%   $ 3,696
                                           ======   ======   ======    =======   ======   ======  =======   ======    =======

The table below sets forth certain information regarding the carrying value or amortized cost, weighted cost, weighted average yields and maturities of the Bank's investment securities at June 30, 1997.


                                                                   At June 30, 1997
                                  -----------------------------------------------------------------------------------------------
                                      One Year or Less      Over One to Five Years   Over Five to Ten Years   Over Ten Years
                                  -----------------------------------------------------------------------------------------------
                                   Carrying                  Carrying               Carrying                Carrying
                                   Value or      Weighted    Value or   Weighted    Value or    Weighted    Value or    Weighted
                                   Amortized     Average     Amortized   Average    Amortized   Average     Amortized   Average
                                     Cost         Yield        Cost       Yield       Cost       Yield        Cost       Yield
                                  -----------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Securities available for sale:
  U.S. Government and other agency
      obligations                  $ 1,008         7.28%     $   --       --       $ 1,005         7.74%   $   581         8.00%
  Equity securities - mutual funds     --           --           --       --           --           --         --           --
  Corporate debt securities            --           --           --       --           --           --       2,540         5.51%
  Equity securities - FHLMC stock      --           --           --       --           --           --         --           --
                                   -------                   ------                -------                 -------
Total investment securities
  available for sale               $ 1,008         7.28%     $   --       --       $ 1,005         7.74%   $ 3,121         5.97%
                                   -------                   ------                -------                 -------

Securities held to maturity:
  U.S. Government and other agency
      obligations                  $   --           --       $ 2,989     8.05%         --           --     $   200         7.00%
  Certificates of deposit              100         5.95%         194     5.40%         --           --         --           --
  FHLB stock                           --           --           --       --           --           --         --           --
                                   -------                   -------               ------                  ------

Total securities held to maturity  $   100         5.90%     $ 3,183     8.01%     $   --           --     $  200         7.00%
                                   =======                   =======               ======                  ======



                                                                       At June 30, 1997
                                          --------------------------------------------------------------------
                                           No Contractual
                                             Maturity              Investment Securities Totals
                                          --------------------------------------------------------------------
                                            Carrying       Average      Carrying
                                            Value or      Remaining     Value or    Approximate        Weighted
                                            Amortized     Years to     Amortized       Market          Average
                                              Cost        Maturity        Cost          Value           Yield
                                          --------------------------------------------------------------------
                                                                 (Dollars in thousands)
Securities available for sale:
  U.S. Government and other agency
     obligations                          $     --          6.25        $ 2,582       $ 2,592          7.82%
  Equity securities - mutual funds           5,403            --          5,525         5,403          6.20%
  Corporate debt securities                     --         22.33          2,540         2,540          5.51%
  Equity securities - FHLMC stock              948            --             28           946         38.30%
                                          --------                      -------       -------
Total investment securities available
     for sale                                8,348                       10,675        11,481          8.46%
                                          --------                      -------       -------
Securities held to maturity:
  U.S. Government and other agency
     obligations                          $     --          7.94        $ 3,189       $ 3,202          8.11%
  Certificates of deposit                       --          1.64            294           294          5.59%
  FHLB stock                                   200            --            200           200          4.92%
                                          --------                      -------       -------

Total securities held to maturity         $    200                      $ 3,683       $ 3,696          8.00%
                                          ========                      =======       =======

SOURCES OF FUNDS

     General

The Bank's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed and related securities and investment securities. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. The Bank also has other lines of credit available for borrowing purposes with other local financial institutions.

     Deposits

The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of demand accounts (non-interest bearing checking, NOW, MMDA, and passbook) and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are obtained primarily from the area in which its office is located, and the Bank relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types and limited amounts of advertising and promotion to attract and retain deposit accounts also are used. The Bank does not currently solicit or currently accept brokered deposits. Management monitors the Bank's certificate accounts and based on historical experience, management believes it will retain a large portion of such accounts upon maturity. Management considers Bank profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors in deposit offerings and promotions. The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Bank intends to continue its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities.

The Bank sets interest rates on its deposits on a weekly basis, based upon a number of factors, including: (i) the previous week's deposit flow; (ii) a current survey of a selected group of competitors' rates for similar products;
(iii) external data which may influence interest rates; (iv) investment opportunities and loan demands; and (v) scheduled maturities.

The following table presents the deposit activity of the Bank for the periods indicated. During the low interest rate environment over the past three years, the Bank's deposits have declined, with depositors shifting funds from lower interest certificates of deposit to mutual funds and other investment alternatives offering higher yields. In addition, although the Bank has been competitively pricing its deposit products over the past two years, its core deposits have continued to decline. The Bank believes its office location and the characteristics of its local market area are primary contributors to this continued decline. See "--Market Area and Competition". One of the goals of the Conversion was to enhance the Bank's ability to build or acquire at least one additional branch facility to be located within the Bank's primary market area of the Milwaukee MSA; management believes that the Bank needs to grow and expand if it is to remain competitive and to counteract limited loan demand and deposit funds in its local market area. Management believes that an additional branch facility will enable the Bank to attract deposits from the local areas surrounding such facilities. In addition, the Bank's deposit account balance has declined by the amount authorized to be withdrawn by depositors for payment for shares of Common Stock in connection with the Conversion.

                                             Years Ended June 30,
                                        -------------------------------
                                         1995        1996        1997
                                        -------     -------     -------
                                             (Dollars in thousands)
Deposits                                $ 4,977     $ 2,289     $ 4,518
Withdrawals                               6,808       7,334       5,926
                                        -------     -------     -------
Net deposits (withdrawals)               (1,831)     (5,045)     (1,408)
Interest credited on deposits               876         933         804
                                        -------     -------     -------
Total increase (decrease) in deposits   $  (955)    $(4,112)    $  (604)
                                        =======     =======     =======

At June 30, 1996 and 1997, the bank had outstanding $1.38 million and $1.40 million, respectively, in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                             At                At
                                        June 30, 1996     June 30, 1997
                                        -------------     -------------
                                             (Dollars in thousands)
Three months or less                      $  100            $  100
Over three through six months                318               112
Over six through twelve months               521               843
Over twelve months                           439               347
                                          ------            ------
     Total                                $1,378            $1,402
                                          ======            ======

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal rates on each category of deposits presented.

                                                                                   At June 30,
                                                      -------------------------------------------------------------------------
                                                                1995                                    1996
                                                      -------------------------------------------------------------------------
                                                                                Weighted                            Weighted
                                                                Percent of      Average               Percent of     Average
                                                      Amount  Total Deposits  Nominal Rate  Amount  Total Deposits Nominal Rate
                                                      ------  --------------  -----------  ------  -------------  -------------
                                                                                (Dollars in thousands)
                                                      -------------------------------------------------------------------------
Deposit accounts
  Non-interest bearing                                $    16        0.07%            --    $    89       0.49%           --
  Interest-bearing NOW                                     66        0.30%         2.50%        126       0.69%         2.50%
  Money market                                          1,499        6.72%         3.45%        952       5.23%         3.45%
  Passbook                                              3,096       13.88%         3.01%      2.775      15.25%         2.78%
                                                      -------     -------                   -------     ------
Total demand accounts                                   4,677       20.96%         3.13%      3,942      21.66%         2.87%

Certificates of deposit
  Six months and less                                   6,711       30.08%         5.28%      7,230      39.73%         5.59%
  6 to 12 months                                        5,701       25.55%         6.04%      3,533      19.41%         5.49%
  13 to 36 months                                       4,493       20.14%         5.97%      2,813      15.46%         5.84%
  37 to 60 months                                         682        3.06%         6.21%        632       3.47%         6.01%
  61 to 90 months                                          48        0.22%         0.00%         50       0.27%         6.00%
  Jumbo (over 90 months)                                   --        0.00%         8.00%         --       0.00%         0.00%
                                                      -------     -------                   -------     ------
Total certificates of deposit                          17,635       79.04%         5.72%     14,258      78.34%         5.64%
                                                      -------     -------                   -------     ------
Total deposit accounts                                $22,312      100.00%         5.18%    $18,200     100.00%         5.04%
                                                      =======     =======                   =======     ======


                                                              ------------------------------------
                                                                               1997
                                                              ------------------------------------
                                                                                        Weighted
                                                                          Percent of     Average
                                                              Amount   Total Deposits  Nominal Rate
                                                              ------   --------------  -----------
Deposit Accounts
  Non-interest bearing                                         $    35       0.20%          --
  Interest-bearing NOW                                              92       0.52%        2.50%
  Money market                                                     926       5.26%        3.45%
  Passbook                                                       2,660      15.12%        2.78%
                                                               -------     ------
Total demand accounts                                            3,713      21.10%        2.91%

Certificates of deposit
  Six months and less                                            6,410      36.43%        5.59%
  6 to 12 months                                                 4,326      24.58%        5.49%
  13 to 36 months                                                2,807      15.95%        5.84%
  37 to 60 months                                                  289       1.65%        6.01%
  61 to 90 months                                                   51       0.29%        8.00%
  Jumbo (over 90 months)                                            --       0.00%        0.00%
                                                               -------     ------
Total certificates of deposit                                   13,883      78.90%        5.63%
                                                               -------     ------
Total deposit accounts                                         $17,596     100.00%        5.05%
                                                               =======     ======


The following table presents, by various rate categories, the amount of certificate accounts outstanding at June 30, 1995, 1996 and 1997 and the periods to maturity of the certificate accounts outstanding at June 30, 1997.

                                                        At June 30,                     Period to Maturity from June 30, 1997
                                        -------------------------------------------------------------------------------------------
                                                                                  Within        One to
                                           1995           1996          1997       One          Three        Thereafter     Totals
                                                                                  Year          Years
                                        -------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
                                        -------------------------------------------------------------------------------------------
Certificates of deposit
        amounts:
    3.99% or less                        $     21        $    10       $    11   $    11        $   --        $    --       $    11
    4.00% to 4.99%                          2,504             95            --        --            --             --            --
    5.00% to 5.99%                          7,721         11,180        11,138     9,089         1,995             54        11,138
    6.00% to 6.99%                          6,626          2,402         2,467     1,534           697            236         2,467
    7.00% to 7.99%                            710            521           216       101           115             --           216
    8.00% to 8.99%                             53             50            51        --            --             51            51
    9.00% to 9.99%                             --             --            --        --            --             --            --
                                         --------        -------       -------   -------        ------        -------       -------
Total                                    $ 17,635        $14,258       $13,883   $10,735        $2,807        $   341       $13,883
                                         ========        =======       =======   =======        ======        =======       =======





     Borrowings and Other Financial Transactions

The Bank's other available sources of funds include notes payable to the FHLB-Chicago and collateralized borrowings. As a member of the FHLB-Chicago, the Bank is required to own capital stock in and is authorized to apply for borrowings form the FHLB-Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The FHLB-Chicago may prescribe the acceptable uses for these borrowings, as well as limitations on the amount and repayment provisions. The Bank has borrowed funds in the past, and will continue to monitor use of this source in the future. At June 30, 1996, the Bank had no outstanding borrowings from the FHLB-Chicago. At June 30, 1997, the Bank had $4.0 million outstanding form the FHLB-Chicago. Other sources of funding are from correspondent banks on a short-term basis.

The Bank's borrowings from time to time include reverse repurchase agreements and repurchase agreements. The form of reverse repurchase agreements used by the Bank involves the sale of securities owned by the Bank with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to 12 months. The form of repurchase agreements used by the Bank generally are entered into with local businesses and institutions seeking to deposit funds in excess of insurable limits. Both of these transactions are treated as borrowings on the Bank's financial statements. These transactions are authorized by the

Bank's Investment Policy and are governed by agreements with primary government dealers under PSA Master Repurchase Agreements. At June 30, 1996, the Company had no outstanding reverse repurchase agreements. At June 30, 1997, the Company had $2.0 million outstanding reverse repurchase agreements or repurchase agreements.

The following table sets forth certain information regarding the Bank's FHLB-Chicago advances, reverse repurchase agreements and repurchase agreements at or for the periods ended on the dates indicated.

                                                       As of for Years Ended June 30,
                                                ---------------------------------------------
                                                    1995             1996            1997
                                                ------------     ------------     -----------
                                                            (Dollars in thousands)

FHLB-Chicago advances:
   Average balance outstanding                  $        --      $      134       $     1,775
   Maximum amount outstanding at any
     month-end during the period                         --             650             4,000
   Balance outstanding at end of period                  --              --             4,000
   Weighted average interest rate during
     the period (1)                                                    5.82%             5.91%
   Weighted average interest rate at end of
     period                                                              --              5.97%

Reverse repurchase agreements:
   No activity                                  $       280      $       --       $        --
Repurchase agreements:
   Average balance outstanding                  $       880      $       --       $     1,347
   Maximum amount outstanding at any
     month-end during the period                         --              --             3,000
   Balance outstanding at end of period                  --              --             2,000
   Weighted average interest rate during
     the period(1)                                     6.43%             --              5.72%
   Weighted average interest rate at
     end of period                                       --              --              5.70%

--------------

(1)   Computed on the basis of average monthly balances

FEDERAL TAXATION

     General

The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Bank and does not purport to be a comprehensive description of all applicable rules.

The Bank and the Holding Company report their income on a fiscal year basis using the cash method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. For its taxable year ended June 30, 1997, the Bank was subject to a blended federal income tax rate of approximately 34%.

     Bad Debt Reserves

Savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), are permitted to establish a reserve for bad debts and to make annual additions, thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. For its taxable year ended June 30, 1993, the Bank adopted the Book/Tax Conformity method for bad debt deductions under IRC 166. This method allows the Bank to take bad debt deductions for specific loss reserves that it establishes. Each year the Bank will review the most favorable way to calculate the deduction.

Earnings that have been appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends to the Holding Company without the payment of income taxes by the Bank at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Bank. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves. See "Regulation."

     Distributions

To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method, and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings or profits, as calculated for federal income tax purposes, will not be considered to result in a distribution form the Bank's bad debt reserve.

The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if after the Conversion, certain portions of the Bank's accumulated tax bad debt reserve are used for purposes other than to absorb qualified bad debt losses, such as for payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Dividend Policy" and "Regulations" for limits on the payment of dividends by the Bank.

     Corporate Alternative Minimum Tax

For taxable years beginning after December 31, 1986, the Internal
Revenue Code imposes an alternative minimum tax ("AMT") on a corporation's alternative minimum taxable income ("AMTI") which is imposed at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method, over the deduction that would have been allowable under an experience method, is treated as preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction of net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an AMT is due. The Bank is not subject to the environmental tax and does not expect to be subject to the AMT.

STATE TAXATION

The Bank is subject to franchise taxes at a rate of 7.9% imposed by the State of Wisconsin. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes, and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated income tax returns.

REGULATION

The Bank consummated its conversion from a mutual to a stock savings bank on April 18, 1996. The following discussion involves regulations as they apply to stock savings banks and is intended to be a summary of key regulatory issues and not a comprehensive description of all applicable regulations.

The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation by the Administrator, as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a one-bank holding company subject to regulatory oversight by the Federal Reserve Board ("FRB"), the Director and the Securities and Exchange Commission ("SEC").

WISCONSIN SAVINGS BANK REGULATION

Regulations administered by the Director govern various aspects of the activities and operations of Wisconsin- chartered savings banks.

     Examinations and Assessments

The Bank is required to file periodic reports with and is subject to examination at least once every 18-month period by the Director. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the Director. Based on the assessment rates published by the Director and the Bank's total assets of $40.4 million at December 31, 1996, the Bank paid $1,125 in assessments for the period ended June 30, 1997.

     Loans and Investments

Under Wisconsin law, the Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Savings banks may lend funds, on a secured or unsecured basis, for commercial or consumer purposes, provided that aggregate commercial loans do not exceed 10% of the savings bank's total assets and aggregate consumer loans do not exceed 10% of the savings bank's total assets. Subject to certain limited exceptions, savings banks may not make a loan secured by a first lien mortgage in an amount in excess of 90% of the fair value of the real estate security.

Subject to statutory and regulatory limitations, savings banks may also invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to prior approval of the Director, compliance with capital requirements, and certain other restrictions, savings banks may invest in residential housing development projects. Savings banks may invest in service corporations or subsidiaries with the prior approval of the Director, subject to certain restrictions. The Bank does not have any subsidiary operations.

The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulation and other federal law and regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991".

     Loans to One Borrower

Wisconsin-chartered savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, provided certain conditions are satisfied. At June 30, 1997, the Bank did not have any loans which exceeded the loans-to-one borrower limitations.


     Qualified Thrift Lender

As a Wisconsin-chartered savings bank, the Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). At June 30, 1997, the Bank maintained over 75% of its assets in qualified thrift investments and therefore met the qualified thrift-requirement.

     Dividend Limitations

A savings bank which meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in-surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the

Director is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under the Director's regulations, a savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

     Liquidity

Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8% of its average daily balance during the preceding calendar month of its net withdrawable accounts plus its short-term borrowings. Also required is a "primary liquid assets" ratio of at least 4% of average daily withdrawable accounts and short-term borrowings. "Primary liquid assets" is defined as primary short-term liquid assets and U.S. government and federal agency securities. On June 30, 1997, the Bank's liquidity ratio was 75.05%.

CERTAIN FEDERAL REGULATIONS

Provisions of federal law address risk reduction and the promotion of standards of safety and soundness for insured depository institutions.

     Examinations and Audits

Federal regulations require: (i) annual on-site examinations for all depository institutions except those well- capitalized institutions with assets of than $100 million; (ii) annual audits by independent public accountants for all insured institutions with assets in excess of $500 million; (iii) the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and, (iv) management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures.

     Prompt Corrective Regulatory Action

Federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the regulations, an institution shall be deemed to be: (i) "well-capitalized" if it has a total risk-based capital ratio of 10.0% or more, has Tier 1 risk- based capital of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized";
(iii) "undercapitalized" if it has a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 4.0% or a Tier 1 leverage capital ratio less than 4.0% (or less than 3.0% under certain circumstances);
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 3.0% or a Tier 1 leverage ratio less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2.0%.

Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distribution or paying a management fee to a controlling person. Undercapitalized and significantly undercapitalized institutions are subject to certain mandatory supervisory actions and face more severe restrictions. The Bank currently exceeds all applicable regulatory capital requirements and therefore is not subject to prompt corrective action.

At June 30, 1997, the Bank was a "well-capitalized" institution under the prompt corrective actions regulations.

     Brokered Deposits; Interest Rate Limitations

FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. "Adequately capitalized" institutions may apply for a waiver by letter to the FDIC. An institution that is not "well-capitalized", even if meeting minimum capital requirements, may not solicit brokered or other deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations. As a "well-capitalized" institution, the Bank may accept brokered deposits without restrictions. At June 30, 1997, the Bank had no brokered deposits.

     Uniform Lending Standards

Savings banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by federal bank regulators. The Bank has adopted and maintains such policies.

     Standards for Safety and Soundness

On July 10, 1995, federal bank regulators adopted the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") and also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans. Federal bank regulators are authorized, but not required, to request a compliance plan for failure to satisfy the safety and soundness standards set out in the Guidelines. An institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulators.. Regulators expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution.

The Guidelines prescribe operational and managerial standards for all insured depository institutions relating to internal controls, information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; and compensation fees and benefits.

The Bank believes that its operational and managerial standards substantially comply with the standards set forth in the Guidelines and that compliance with the Guidelines will therefore not impose a significant burden on Bank operations.

     Restrictions Upon State-Chartered Banks

FDIC regulations governing equity investments of the Bank prohibit certain equity investments and generally limit the activities and equity investments of FDIC-insured state-chartered banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries. The Bank does not hold any impermissible equity investments.

The Bank must obtain the FDIC's prior approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. In order for a state bank to conduct an activity as principal without the FDIC's consent, the activity must be conducted in the same manner in which a national bank is authorized to conduct the activity. The activity regulations provide that state banks which meet all regulatory capital requirements may engage in certain activities that are not permissible for national banks which are deemed not to present a significant risk to the insurance fund, including guaranteeing certain obligations of others, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity it determines would present a significant risk to the FDIC insurance fund. Bank activities are of a type permissible under applicable federal regulations.

CAPITAL MAINTENANCE

     FDIC Regulation

FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based capital requirements. The Bank is required to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk- weighted assets.

FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage capital" requirement). Tier 1 capital is defined to include the sum of stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage capital requirement must file a capital restoration plan with the appropriate FDIC regional director. At June 30, 1997, the Bank's ratio of Tier 1 capital to total assets was 46.18% or 43.18% in excess of the minimum leverage capital requirement.

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and the supplementary capital (Tier 2). Tier 2 capital is limited to 100% of core capital and includes cumulative preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk- weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off- balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The weighted sum of the four risk-weighted categories equals risk-weighted assets. At June 30, 1997, the Bank's Tier 1 capital to risk-weighted assets was 74.18% or 70.18% in excess of the FDIC requirement and the Bank's total capital to risk-weighted assets was 46.52% or 38.52% in excess of the FDIC requirement.

     Wisconsin Regulations

Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. It the Director determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the Commissioner may require a higher minimum capital level for the savings bank. If a savings banks' capital ratio falls below the required level, the Director may direct the savings bank to adhere to a specific written plan established by the Director to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At June 30, 1997, the Bank's total capital, as calculated under Wisconsin law, was $20.3 million or 47.66% of total assets, which was 41.66% in excess of the required amount.

INSURANCE OF DEPOSITS

The Bank's deposits are insured to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized", "adequately capitalized", and "under capitalized". These three groups are then divided into three subgroups which reflect varying levels of supervisory concern from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with reduced insurance rates paid by well capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

Deposit insurance premiums for the Bank, which is classified as a well capitalized savings bank, are currently assessed at the rate of 23 cents per $100 of deposits. The Bank's expense related to FDIC premiums was $162,400 for the fiscal year ended June 30, 1997. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25%, and the FDIC may adjust assessment rates in order to maintain the target ratio. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not expect that any reasonably foreseeable increased insurance assessments would significantly impair the Bank's overall financial condition or results of operations.

The FDIC insures commercial bank deposits through a separate fund, the Bank Insurance Fund ("BIF"). During 1995, BIF assessment rates were reduced and as a result, BIF-member institutions were paying lower deposit insurance premiums then SAIF-member institutions. Legislation passed during 1996 addressed the BIF/SAIF premium disparity and other matters related to deposit insurance obligations.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Bank.

REGULATORY LEGISLATION AFFECTING DEPOSIT INSURANCE

Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Associations Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF"). Premium levels are set in order to permit the funds to be capitalized at a level equal to 1.25% of total fund deposits. Assessment rate changes made in 1995 created a deposit insurance premium disparity between the two funds; while most BIF members were paying only a nominal $2,000 annual premium, SAIF members were paying average rates of 23.4 basis points of deposits.

On September 30, 1996, Congress passed legislation to address the deposit insurance premium disparity. The "Deposit Insurance Funds Act of 1996" (the "DIF Act"), included as part of an Omnibus Appropriations Bill, directed the FDIC to impose a special assessment on SAIF-assessable deposits at a rate that would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act required that the special assessment be applied against the SAIF-assessable deposits held be institutions as of March 31, 1995. Pursuant to a final rule issued by the FDIC on October 16, 1996, the special assessment rate was determined to be 65.7 basis points. This one-time special assessment fully capitalized the SAIF and was collected on November 27, 1996.

The amount of the assessment to the Bank was $144,000. The special assessment was recorded on September 30, 1996 and had the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which was $87,000 or $0.04 per share. As described below, with the recapitalization of the SAIF, BIF and SAIF regular premiums will be comparable and, therefore, FDIC premium expense is expected to be reduced in future periods.

The FDIC published a final rule on December 24, 1996, establishing a permanent base assessment schedule for the SAIF and setting assessment rates at a range of 4 to 31 basis points. The rule provides for an adjusted assessment schedule reducing rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points beginning October 1, 1996. This assessment range, which applies to all SAIF institutions other than SAIF member savings associations, is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 18 to 27 basis points applied to SAIF-member savings associations for the last quarter of 1996, reflecting the fact that assessments related to certain bond obligations of the Financial Corporation ("FICO"), which were issued to resolve the savings and loan crisis in the 1980's, will be included in the SAIF rates for these institutions during that period. Because the Bank is a "Sasser bank" (a bank that converted its charter from a savings association to a state savings bank charter, yet remains a SAIF member in accordance with the so-called

"Sasser Amendment"), it was not assessed this interim rate and received a credit in January 1997 for its entire FDIC premium for the quarter ended December 31, 1996.

The DIF Act addressed other matters which will affect the Bank.  The
FICO obligations are being shared by all insured depository institutions (after December 31, 1996). This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminated the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF. Effective January 1, 1997, all insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. The annual FICO assessment is 1.3 and
6.5 basis points of deposits for BIF and SAIF members, respectively. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rate basis, which is assessed at 2.4 basis points, until the bonds mature in 2017.

In addition, the DIF Act provided for the merger of BIF and SAIF into a single Deposit Insurance Fund. This provision will be effective January 1, 1999, assuming that no insured depository institution is a savings association on that date. This legislation contemplates that the savings association charter will be phased out over that period of time. The DIF Act also calls for the Secretary of the Treasury to undertake a study concerning the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters for banks and savings associations.

Management does not anticipate that any of the foregoing legislation will have a material impact on the Company's financial condition in future periods.

RESTRICTIONS ON LOANS TO AND TRANSACTIONS WITH INSIDERS AND AFFILIATES

FRB regulations limit the total amount a savings bank may lend to its executive officers, directors, principal shareholders and their related interests (collectively referred to herein as "affiliated persons"). Generally, an affiliated person may borrow an aggregate amount not exceeding 15% of a savings bank's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to affiliated persons as a class to an amount not exceeding the institution's unimpaired capital and unimpaired surplus.

In addition, the Director's regulations establish restrictions on loans and other transactions with the Bank's affiliated persons. All loans to affiliated persons must be made in the "ordinary course of business" involving not more than the "normal risks of collectibility" and not exceeding the loan amount which would be available to members of the general public of similar credit status, must be secured by the principal residence of the affiliated person or deposit accounts maintained at the Bank and must be approved by a majority of the Bank's disinterested directors. Interest rates on loans to affiliated persons must be equal to or greater than the Bank's current cost of funds, except that the interest rate secured by a deposit account must be at least 1% above the rate of return on the deposit account. Extensions of credit to affiliated persons for commercial purposes, in the aggregate, may not exceed $100,000.

The Bank also must comply with Sections 23A and 23B of the Federal
Reserve Act relating to transactions with affiliates in the same manner and to the same extent as if the savings bank were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, plus an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to non-affiliates. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The Director, for safety and soundness reasons, may impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B. Exemptions form 23A and 23B may be granted only by the FRB.

Unless prior approval of the Director is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest. The Bank has not been significantly affected by such restrictions on loans to and transactions with affiliates.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act of 1977, as amended (the "CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The law requires public disclosure of an institution's CRA rating and also requires the primary regulator to provide a written evaluation of an institution's performance. The Bank's latest CRA rating, received on December 7, 1993 was satisfactory.

On May 4, 1995, the federal banking regulators adopted a final rule ("Final CRA Rule") governing compliance with the CRA. The Final CRA Rule eliminates the previous CRA regulation's 12 assessment factors and substitutes a performance based evaluation system. The Final CRA Rule will be phased in over a period of time and become fully effective by July 1, 1997. Under the Final CRA Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three assessment tests relating to lending, investment and service.

Management of the holding Company does not anticipate that the new CRA regulations will adversely affect the Bank.

FEDERAL RESERVE SYSTEM

Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including savings banks and savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties all within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non- personal time deposits (including certain money market deposit accounts) at a savings institution. For 1997, a depository institution must maintain average daily reserves equal to 3% of the first $49.3 million of net transaction accounts and an initial reserve of $1.5 million, plus 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. As of June 30, 1997, the Bank met its Regulation D reserve requirements.

Thrift institutions also have authority to borrow from the Federal
Reserve Bank "discount window", but FRB policy generally requires thrift institutions to exhaust all sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of June 30, 1997.

FEDERAL HOME LOAN BANK SYSTEM

The Federal Home Loan Bank System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB- Chicago in an amount equal to the greater of: (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1% of 30% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $200,100 at June 30, 1997.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the

FHLB-Chicago. At June 30, 1997, the Bank had $4.0 million in advances outstanding from FHLB-Chicago. See "Business of the Bank".

HOLDING COMPANY REGULATION

     Federal Regulation

The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). As such, the Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank. The Company's total Tier 1 capital significantly exceeded such capital adequacy requirements.

The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank holding company if, after giving effect to such acquisition, it would directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares of substantially all the assets of a bank located outside the State of Wisconsin unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.

FRB regulations govern a variety of bank holding company matters, including redemption of outstanding equity securities, and non-banking activities. A bank holding company generally is prohibited from engaging in, acquiring direct or indirect control of any company engaged in non-bank activities. One of the principal exemptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring and/or operating a savings and loan association.

Pursuant to FRB policy, dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with its capital needs, asset quality and overall financial condition. The FRB policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. These policies could affect the ability of the Company to pay cash dividends.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See "Restrictions on Loans and Transactions with Insiders and Affiliates". Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie- in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease, sale of property or furnishing of services.

The Company and its subsidiary, the Bank, will be affected by the monetary and fiscal policies of various agencies of the United States government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company.

     State Savings Bank Holding Company Regulation

In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the Director. The Director has not yet issued regulations governing savings bank holding companies.

ACQUISITION OF THE HOLDING COMPANY

Under the federal Change in Bank Control Act of 1978, as amended
("CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CBCA, the FRB has 60 days within which to act on such notices, taking into consideration convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. In addition, the BHCA prohibits the acquisition of the Company by a bank holding company located outside the State of Wisconsin, unless such acquisition is specifically authorized by Wisconsin law.

FEDERAL SECURITIES LAWS

The Company filed with the SEC a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), for the registration of the Common Stock issued pursuant to the Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of the shares of the Common Stock does not cover the resale of such shares. Shares of Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of Common Stock of the Company, or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

ITEM 2. DESCRIPTION OF PROPERTY


The Bank conducts its operations through its full-service office listed below.

                                                                                    Net Book Value
                             Year                                                   of Property at
Location                    Opened                      Owned or Leased             June 30, 1997
--------                    ------                      ---------------             --------------
3140 South 27th Street       1953                          Owned                       $45,000
Milwaukee, WI  53215

In order to expand and diversify its operations, the Bank intends to build or purchase a branch facility in its primary market area of Milwaukee MSA, or purchase a financial institution that has one or more of such branch facilities.

ITEM 3. LEGAL PROCEEDINGS

The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Shareholders held May 15, 1997, the Reliance Savings Bank Recognition and Retention Plan (the "Retention Plan") and the Reliance Bancshares, Inc. 1997 Stock Option Plan (the "Stock Option Plan") were approved by the shareholders.

At the Special Meeting of Shareholders, there were:

   a)   2,528,499 votes eligible to be cast,
   b) 1,049,302 votes cast for, 428,685 votes cast against, and 84,216 abstentions related to the approval of the Reliance Savings Bank Recognition and Retention Plan,
   c) 1,061,741 votes cast for, 392,746 votes cast against, and 82,716 abstentions related to the approval of the Reliance Bancshares, Inc. 1997 Stock Option Plan.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) Small Cap Market under the symbol of RELI. Information required by this item is included in the table "Market Information" as part of the "Quarterly Consolidated Financial Information (Unaudited)" shown in Note 17 to the "Notes to Financial Statements of Reliance Bancshares, Inc." and "Shareholder Information" in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, which has been filed separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(2) to Form 10- KSB and which section is hereby incorporated herein by reference.

As of September 5, 1997, there were 315 registered shareholders of record and an estimated 1,200 beneficial shareholders. Shares outstanding at September 5, 1997 were 2,472,075. The Board of Directors of the Registrant intends to consider a policy of paying regular or special dividends on the shares of Common Stock in the future. However, no decision has been made as to the amount or timing of such dividends, if any. Declarations of dividends by the Board of Directors will depend upon a number of factors, including investment opportunities available to the Company and the Bank, capital requirements, regulatory limitations and the Bank's and the Company's financial condition and results of operations, tax considerations and general economic conditions. The payment of cash dividends by the Bank to the Company will be subject to significant regulatory restrictions. There can be no assurance that dividends will in fact be paid on the shares of Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Item 6 Information for the Registrant has been provided, and is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations of Reliance Bancshares, Inc." in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, which has been filed with the Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(2) to Form 10-KSB, and which section is hereby incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

Form 10-KSB equivalent financial information for the Registrant for the fiscal year ended June 30, 1997, has been provided and is included under the heading "Financial Statements of Reliance Bancshares, Inc." and "Notes to Financial Statements of Reliance Bancshares, Inc." in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997, which has been filed with the Securities and Exchange Commission separately pursuant to Rule14a-3 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(2) to Form 10- KSB, and which sections are hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;  COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT

Information required by this item with respect to directors is included under the heading "Election of Directors" in the Registrants' definitive Proxy Statement dated September 17, 1997, relating to the 1997 Annual Meeting of the Shareholders scheduled for October 21, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

There are no arrangements or understandings between persons named and any other person pursuant to which such officers were selected, nor are there any family relationships among them.

Information required by this item with respect to Item 405, Compliance with Section 16(a) of the Exchange Act, is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement dated September 17, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein be reference.

ITEM 10. EXECUTIVE COMPENSATION

Information required by this item in included under the heading "Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement dated September 17, 1997, relating to the 1997 Annual Meeting of Shareholders scheduled for October 21, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item in included under the heading "Stock Ownership of Certain Beneficial Owners" in the Registrant's definitive Proxy Statement dated September 17, 1997, relating to the 1997 Annual Meeting of Shareholders scheduled for October 21, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item in included under the heading "Indebtedness of Management and Certain Transactions" in the Registrant's definitive Proxy Statement dated September 17, 1997, relating to the 1997 Annual Meeting of Shareholders scheduled for October 21, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits Required by Item 601:
         ------------------------------
   2.1   Plan of Conversion of Reliance Savings Bank (1)
   3.1   Articles of Incorporation of Registrant (1)
   3.2   Bylaws of Registrant (1)
   3.3   Stock Articles of Incorporation of Reliance Savings Bank (1)
   3.4   Bylaws of Reliance Savings Bank (1)
   4.1   Specimen Stock Certificate of Registrant (1)
   4.2   Specimen Stock Certificate of Reliance Savings Bank (1)
   10.1  Reliance Savings Bank Employee Stock Ownership Plan (1)
   10.2  Credit Agreement by and between Reliance Savings Bank Employee Stock
         Ownership Trust and Registrant (1)
   10.3  Employment Agreement - Mr. Allan T. Bach (1)
   10.4  Employment Agreement - Ms. Carol A. Barnharst (1)
   10.5  Reliance Savings Bank Recognition and Retention Plan (2)
   10.6  Reliance Bancshares, Inc. 1997 Stock Option Plan (2)
   13    1997 Annual Report to Shareholders (3)
   21    Subsidiaries of Registrant
   23    Consent of Meier, Clancy, George & Co. LLP (3)
   27    Financial Data Schedule (3)
   99    Proxy Statement for 1997 Annual Meeting of Shareholders (3)

-------------------------

     (1) Incorporated by reference to exhibits filed with Registrant's Form SB-2 Registration Statement declared effective on February 29, 1996 (Registration No. 33-99706).
     (2) Incorporated by reference to exhibits filed with Registrant's Form S-8 Registration Statement filed with the SEC on June 3, 1997 (Registration No. 333-28375).
     (3) Filed herewith.

     (b) Reports of Form 8-K

     No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, herewith duly authorized.

                                  RELIANCE BANCSHARES, INC.


Dated:  September 17, 1997    By: /s/
                                  --------------------------------------------
                                  Allan T. Bach, Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                              By: /s/
                                  --------------------------------------------
                                  Carol A. Barnharst, Vice-President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature              Title                              Date
     ---------              -----                              ----
  /s/                  Chairman of the Board,               September 17, 1997
  -------------------  President, Chief Executive Officer,
  Allan T. Bach        and Director

  /s/                  Vice President, Chief Financial      September 17, 1997
  -------------------  Officer, Secretary, Treasurer,
  Carol A. Barnharst   and Director

  /s/                  Director                             September 17, 1997
  -------------------
  O. William Held

  /s/                  Director                             September 17, 1997
  -------------------
  John T. Lynch

  /s/                  Director                             September 17, 1997
  -------------------
  Majorie A. Spicuzza
