Form 10QSB
period 1997-09-30
RELIANCE BANCSHARES INC
filed 1997-11-05
CIK 1003987

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                               450 5TH STREET
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


(Mark One)
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-      EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-      EXCHANGE ACT OF 1934

For the transition period from __________ to __________Commission File No.
0-27624

                          RELIANCE BANCSHARES, INC.
           (Exact name of registrant as specified in its charter)


              Wisconsin                                39-1834823
              ---------                                ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

  3140 S 27th Street, Milwaukee Wisconsin                      53215
  ---------------------------------------                      -----
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (414) 671-2222

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1) Yes    X     No    .
                                      -          -
                           (2) Yes          No   X.
                                      -          -

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.


               Class                             Outstanding September 30, 1997
               -----                             ------------------------------
Common Stock, par value $1.00 per share                  2,499,401 shares

                  RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                                 FORM 10-QSB

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                             (Dollars in Thousands)


                                                                September 30   June 30,
                                                                   1997         1997
                                                                  ------       ------
                                                                       (Unaudited)
Assets:
   Cash                                                         $     650  $      829
   Cash equivalent interest-bearing deposits                        1,944       2,219
      Total cash and cash equivalents                               2,594       3,048
   Investments
      Certificates of deposit - at cost                               583         294
      Investment securities available for sale,
         at fair value                                             13,549      11,481
      Investment securities held to maturity
         (estimated market value of $2,006 at
         September 30, 1997 and $3,202 at
         June 30, 1997)                                             1,993       3,189
      Mortgage-backed and related securities
         (estimated market value of $567 at
         September 30, 1997 and $732 at
         June 30, 1997)                                               520         685
   Federal Home Loan Bank stock - at cost                             200         200
   Loans receivable - net                                          27,035      27,601
   Accrued interest receivable                                        194         182
   Office properties and equipment                                     82          86
   Prepaid expenses and other assets                                  237         243
                                                                ---------  ----------
         Total assets                                           $  46,987  $   47,009
                                                                =========  ==========
Liabilities and Equity:
   Deposit accounts                                             $  17,702  $   17,596
   Borrowed funds                                                   6,043       6,008
   Income taxes:
      Current                                                          81           -
      Deferred                                                        210         197
   Accrued and other liabilities:
      Interest                                                         24          32
      Other                                                           229         210
                                                                ---------  ----------
         Total liabilities                                         24,289      24,043

Commitments and contingencies                                           -           -

Stockholders' equity:
   Common stock, $1.00 par value; 6,000,000 shares authorized;
      2,562,344 shares issued                                       2,562       2,562
   Additional paid-in-capital                                       9,975       9,947
   Unearned ESOP compensation                                        (449)       (449)
   Unrealized gain on securities available for sale, net of
      applicable deferred income taxes                                514         490
   Retained earnings - substantially restricted                    10,634      10,471
   Treasury stock, at cost, 62,943 and 6,519 shares                  (538)        (55)
                                                                ---------  ----------
      Total stockholders' equity                                   22,698      22,966
                                                                ---------  ----------
         Total liabilities and stockholders' equit              $  46,987  $   47,009
                                                                =========  ==========


See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Income

                            (Dollars in Thousands)


                                                              Three Months Ended
                                                                 September 30,
                                                            -----------------------
                                                              1997           1996
                                                            --------       --------
                                                                 (Unaudited)

Interest and dividend income:
   Mortgage loans                                          $     599      $      521
   Investment securities                                         239             295
   Mortgage-backed and related securities                         15              17
   Other loans                                                     -               -
   Dividends on stock in Federal Home Loan Bank                    3               3
                                                           ---------      ----------
      Total interest and dividends                               856             836
                                                           ---------      ----------
Interest expense:
   Deposits and escrows                                          227             231
   Notes payable and other borrowings                             88               -
                                                           ---------      ----------
      Total interest expense                                     315             231
                                                           ---------      ----------
      Net interest income                                        541             605
Provision for loan losses                                          5               5
                                                           ---------      ----------
   Net interest income after provision for loan losses           536             600
                                                           ---------      ----------
Noninterest income:
   Gain (loss) on sale of investments                             (4)              -
   Other income                                                    -               -
   Loan fees and service charges                                   2               3
                                                           ---------      ----------
      Total noninterest income                                    (2)              3
                                                           ---------      ----------
      Operating income                                           534             603
                                                           ---------      ----------
Noninterest expense:
   Compensation and benefits                                     160             100
   Occupancy                                                       7               7
   Advertising                                                     2               2
   Furniture and equipment                                         1               7
   Federal insurance premiums                                      3             156
   Professional services                                          22              23
   Data processing                                                18              17
   Stationery, communications, and other operating                20              11
   Directors' fees and expenses of directors, officers
      and employees                                               20              23
                                                           ---------      ----------
         Total noninterest expense                               253             346
                                                           ---------      ----------
         Income before income taxes                              281             257
                                                           ---------      ----------
Income taxes:
   Current                                                       121             101
   Deferred                                                       (3)             (3)
                                                           ---------      ----------
      Total income taxes                                         118              98
                                                           ---------      ----------
      Net income                                           $     163      $      159
                                                           =========      ==========
Net earnings per share                                     $    0.07      $     0.06
                                                           ---------      ----------
Weighted-average shares outstanding                        2,452,142       2,465,957
                                                           =========      ==========
Dividends per share                                        $    0.00      $     0.00
                                                           =========      ==========

See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statement of Stockholders' Equity

                            (Dollars in Thousands)

                                                                                           Unrealized
                                                                                           Gain (Loss)
                                                                                               on
                                                                                            Securities
                                                                                             Available
                                                                                           for Sale, Net
                                                                   Additional  Unearned    of Applicable
                                                          Common    Paid-in      ESOP        Deferred     Retained
                                                          Stock     Capital   Compensation   Income Taxes  Earnings
                                                      -----------   -------   ------------   ------------   --------
Balances at June 30, 1997                             $     2,562 $    9,947  $     (449)    $      490 $   10,471

Net income                                                      -          -           -              -        163

Purchase of treasury stock                                      -          -           -              -          -

Amortization of unearned ESOP compensation                      -         28           -              -          -

Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $16,000                                      -          -           -             24          -
                                                      ----------- ----------  ----------     ---------- ----------
Balances at September 30, 1997                        $     2,562 $    9,975  $     (449)    $      514 $   10,634
                                                      =========== ==========  ==========     ========== ==========


                                                                      Total
                                                        Treasury   Stockholders'
                                                          Stock       Equity
                                                        --------   -------------
Balances at June 30, 1997                              $      (55)  $   22,966

Net income                                                      -          163

Purchase of treasury stock                                   (483)        (483)

Amortization of unearned ESOP compensation                      -           28

Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $16,000                                      -           24
                                                       ----------   ----------
Balances at September 30, 1997                         $     (538)  $   22,698
                                                       ==========   ==========

See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                            (Dollars in Thousands)


                                                                              Three Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1997          1996
                                                                          ----------    -----------
                                                                                  (Unaudited)
Cash Flows from Operating Activities:
   Net Income                                                             $     163     $      159
   Adjustments to reconcile net income to net cash provided (used)
         by operating activities:
      Provision for depreciation                                                  4              8
      Provision for loan losses                                                   5              5
      Amortization of premiums, discounts and fees - net                        (25)           (30)
      ESOP expenses                                                              28             15
      Increase (decrease) in income taxes payable                                81             66
      Provision for (reduction of) deferred income taxes                         (3)            (3)
      (Increase) decrease in interest receivable                                (12)           (69)
      Net increase (decrease) in accrued/other liabilities                       11            130
      Net (increase) decrease in prepaid expense and
         other assets                                                             6             (1)
      Loss (gain) on investments                                                  4              -
                                                                          ---------     ----------
         Net cash provided (used) by operating activities                       262            280

Cash Flows from Investing Activities:
   Purchases of Federal Home Loan Bank stock                                      -              -
   Proceeds from sale of Federal Home Loan Bank stock                             -              -
   Proceeds from sale/maturities of investment securities                       776          3,235
   Purchase of investment securities                                         (1,898)        (4,180)
   Net (increase) decrease in loans                                             583           (388)
   Principal payments collected on mortgage-backed
      securities                                                                165             29
   Purchase of fixed assets                                                       -              -
   Investment in real estate in judgment                                          -              -
   Proceeds from real estate in judgment                                          -              -
                                                                          ---------     ----------
         Net cash provided (used) by investing activities                      (374)        (1,304)

Cash Flows from Financing Activities:
   Repayments of short-term borrowing                                             -              -
   Proceeds from short-term borrowing                                             -              -
   Proceeds from securities sold under repurchase agreements                  2,043              -
   Payments on securities sold under repurchase agreements                   (2,008)             -
   Increase (decrease) in deposit accounts                                      106             42
   Payment of cash dividend                                                       -              -
   Purchase of treasury stock                                                  (483)          (283)
                                                                          ---------     ----------
         Net cash provided (used) by financing activities                      (342)          (241)
                                                                          ---------     ----------
         Increase (decrease) in cash and cash equivalents                      (454)        (1,265)

Cash and Cash Equivalents at beginning of period                              3,048          4,055
                                                                          ---------     ----------
Cash and Cash Equivalents at end of period                                $   2,594     $    2,790
                                                                          =========     ==========



See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                            (Dollars in Thousands)


                                                                       Three Months Ended
                                                                          September 30,
                                                                    ------------------------
                                                                       1997         1996
                                                                    ----------   -----------
                                                                           (Unaudited)

Supplemental Cash Flow Information:
   Cash paid during the period for:
      Interest on deposit accounts                                  $       28  $        49
      Income taxes                                                         109           80
      Interest on borrowings                                                88            -

   Noncash investing activities:
      Loans transferred to foreclosed properties and real
         estate in judgment                                                  -            -

      Total increase in unrealized gain on securities available
         for sale                                                           40          98

Accounting Policies Note:     Cash equivalents include demand deposits at other
                              financial institutions and the Federal Home Loan
                              Bank.





See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

1. The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 1997 contained in the Annual Report to stockholders and as an exhibit filed with Form 10-KSB.

2. The Company initiated a stock repurchase program upon approval of the FDIC of up to 5% of the common stock issued by the Company. During the quarter ended September 30, 1997, the Company repurchased 56,424 shares of common stock at an average price of $8.566 per share.

3. During the quarter ended September 30, 1997, the Bank reclassified its investments in its Held-To-Maturity portfolio to its Available-For-Sale portfolio.

4. Earnings per share are based on the weighted-average shares outstanding. ESOP shares which have been committed to be released are considered outstanding.

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

Certain statements in this report which relate to the Company's plans, objectives or future performance, may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Act of 1996. Such forward-looking statements includes words and phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions and various other statements contained herein. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Lending Activities

The Bank originates first mortgage loans secured by one-to-four family owner-occupied residences and residential construction loans within the Bank's primary lending area. All of the Bank's first mortgage loans are originated for the Bank's own loan portfolio. The Bank originated $3,147,000 mortgage loans at an average rate of 8.77% during the three months ended September 30, 1997 compared to $3,535,000 at an average rate of 8.63% during the three months ended September 30, 1996.

The Bank had $408,000 in commitments outstanding to originate mortgage loans at September 30, 1997.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed and related securities, proceeds from maturities of securities, and net earnings. The Bank has an agreement with the Federal Home Loan Bank to provide cash advances, should the need for additional funds be required. The financial institution industry historically has accepted interest rate risk as a part of its operating philosophy. The Bank continues to actively manage its interest rate risk, with strategies such as originating mortgage loans which permit adjustment to the interest rate annually after an initial fixed-rate term of three years in order to reduce inherent interest rate risk.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1997, the Bank is required to have a minimum 3% Tier 1 capital to total assets ratio, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 46.44%, 68.18% and 70.47%, respectively. Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceeds all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is 8%. The Bank's liquidity ratio was over 80% at September 30, 1997.

Financial Condition

Total assets decreased $22,000 to $46,987,000 at September 30, 1997 from $47,009,000 at June 30, 1997. Investment securities increased $872,000 to $15,542,000 at September 30, 1997 from $14,670,000 at June 30, 1997, certificates of deposit increased $289,000 to $583,000 at September 30, 1997 from $294,000 at June 30, 1997 and cash and cash equivalent deposits decreased $454,000 to $2,594,000 at September 30, 1997 from $3,048,000 at June 30, 1997.
The net increase in these items was offset by the $566,000 decrease in loans receivable to $27,035,000 at September 30, 1997 from $27,601,000 at June 30, 1997.

Proceeds from the sale and maturity of securities were also used to fund loans and purchase securities. An unrealized gain on securities available for sale, net of tax effect, of $514,000 has been recognized as a component of stockholders' equity at September 30, 1997. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

Accrued interest on loans and securities increased and accrued interest on certificates of deposit decreased due to timing of interest receipts. Other assets and income taxes payable fluctuated due to timing of corporate income tax payments.

Net Earnings

The Company had net earnings of $163,000 for the three months ended September 30, 1997 compared to net earnings of $159,000 for the three months ended September 30, 1996. The primary reason for the improvement in net earnings was due to increased income on loans and investment securities and decreased federal insurance premiums, offset by increased interest expense on borrowings and higher compensation and benefits.

The federal insurance premiums paid in September 1996 was a special one-time, industry-wide assessment by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF) at a rate of 65.7 basis points per $100 of SAIF-assessable deposits held as of March 31, 1995. The special assessment resulted in an after-tax charge to net income of $87,000 or $0.04 per share, for the three months ended September 30, 1996.

Net Interest Income

Net interest income decreased from $605,000 for the three months ended September 30, 1996 to $541,000 for the three months ended September 30, 1997. The decrease in net interest income was due to increased interest expense on borrowings partially offset by increased interest income on loans and decreased interest income on investment securities. Interest income on loans increased as a result of a higher portfolio average balance while interest income on investment securities decreased as a result of a lower portfolio average balance. Interest expense on borrowings increased due to the increase in borrowings.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. There were no nonperforming loans at September 30, 1997 and 1996 respectively. As a result of this evaluation, the Bank's provision for loan losses for the three months ended September 30, 1997 and 1996 amounted to $5,000.

Noninterest Income

Noninterest income decreased from $3,000 for the three months ended September 30, 1996 to ($2,000) for the three months ended September 30, 1997.

Noninterest Expense

Noninterest expense decreased from $346,000 for the three months ended September 30, 1996 to $253,000 for the three months ended September 30, 1997. Deposit insurance premiums decreased from $156,000 for the three months ended September 30, 1996 to $3,000 for the three months ended September 30, 1997. The majority of this decrease was because of the special one-time FDIC assessment of $144,000 made during the three months ended September 30, 1996. Compensation and benefits increased from $100,000 for the three months ended September 30, 1996 to $160,000 for the three months ended September 30, 1997 due to the implementation of the ESOP and the Management Retention Plan.

Income Taxes

Income taxes fluctuated due to the level of pre-tax earnings.

                  RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                         PART II - Other Information


Item 1 - Legal Proceedings

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

     a) Exhibits:  None.

     b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RELIANCE BANCSHARES, INC.

                                (Registrant)


Date:  October 30, 1997         BY: /s/ Allan T. Bach
                                   --------------------------------------------
                                   Allan T. Bach, Chairman of the Board,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  October 30, 1997         BY: /s/ Carol A. Barnharst
                                   --------------------------------------------
                                   Carol A. Barnharst, Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)