Form 10QSB
period 1997-12-31
RELIANCE BANCSHARES INC
filed 1998-02-10
CIK 1003987

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                               450 5TH STREET
                           WASHINGTON, D.C.  20549
                           -----------------------

                                 FORM 10-QSB

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                     OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________Commission File No. 0-27624

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

                        (1) Yes X     No    .
                               ---       ---
                        (2) Yes X     No    .
                               ---       ---

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.


                Class                           Outstanding December 31, 1997
                -----                           -----------------------------
Common Stock, par value $1.00 per share                 2,423,738 shares

                  RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                                 FORM 10-QSB

                   FOR THE QUARTER ENDED DECEMBER 31, 1997

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


                  RELIANCE BANCSHARES, INC. AND SUBSIDIARY

               Consolidated Statements of Financial Condition

                           (Dollars in Thousands)


                                                                               December 31,           June 30,
                                                                                   1997                 1997
                                                                               -----------            --------
                                                                                          (Unaudited)
Assets:
   Cash                                                                         $   440              $   829
   Cash equivalent interest-bearing deposits                                      2,039                2,219
                                                                                -------              -------
      Total cash and cash equivalents                                             2,479                3,048
   Investments
      Certificates of deposit - at cost                                             583                  294
      Investment securities available for sale,
         at fair value                                                           12,907               11,481
      Investment securities held to maturity
         (estimated market value of $0 at
         December 31, 1997 and $3,202 at
         June 30, 1997)                                                             - -                3,189
      Mortgage-backed and related securities
         (estimated market value of $521 at
         December 31, 1997 and $732 at
         June 30, 1997)                                                             476                  685
   Federal Home Loan Bank stock - at cost                                           200                  200
   Loans receivable - net                                                        27,456               27,601
   Accrued interest receivable                                                      132                  182
   Office properties and equipment                                                   82                   86
   Prepaid expenses and other assets                                                229                  243
                                                                                -------              -------
         Total assets                                                           $44,544              $47,009
                                                                                =======              =======

Liabilities and Equity:
   Deposit accounts                                                             $17,675              $17,596
   Borrowed funds                                                                 4,000                6,008
   Income taxes:
      Current                                                                       (18)               - -
      Deferred                                                                      283                  197
   Accrued and other liabilities:
      Interest                                                                       30                   32
      Other                                                                         262                  210
                                                                                -------              -------
         Total liabilities                                                       22,232               24,043

Commitments and contingencies                                                       - -                  - -

Stockholders' equity:
   Common stock, $1.00 par value; 6,000,000 shares authorized;
      2,562,344 shares issued                                                     2,562                2,562
   Additional paid-in-capital                                                    10,002                9,947
   Unearned ESOP compensation                                                      (449)                (449)
   Unrealized gain on securities available for sale, net of
      applicable deferred income taxes                                              632                  490
   Retained earnings - substantially restricted                                  10,766               10,471
   Treasury stock, at cost, 138,606 and 6,519 shares                             (1,201)                 (55)
                                                                                -------              -------
      Total stockholders' equity                                                 22,312               22,966
                                                                                -------              -------
         Total liabilities and stockholders' equity                             $44,544              $47,009
                                                                                =======              =======


See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Income

                            (Dollars in Thousands)


                                                                     Three Months Ended                Six Months Ended
                                                                        December 31,                      December 31,
                                                                     ------------------                ----------------
                                                                     1997          1996               1997          1996
                                                                     ----          ----               ----          ----
                                                                                         (Unaudited)
Interest and dividend income:
   Mortgage loans                                                 $ 598           $ 530               $1,197     $1,051
   Investment securities                                            223             341                  462        636
   Mortgage-backed and related securities                            13              18                   27         35
   Other loans                                                      - -             - -                  - -        - -
   Dividends on stock in Federal Home Loan Bank                       3               2                    7          5
                                                                  -----           -----               ------     ------
      Total interest and dividends                                  837             891                1,693      1,727
                                                                  -----           -----               ------     ------
Interest expense:
   Deposits and escrows                                             235             231                  462        462
   Notes payable and other borrowings                                67              21                  155         21
                                                                  -----           -----               ------     ------
      Total interest expense                                        302             252                  617        483
                                                                  -----           -----               ------     ------
      Net interest income                                           535             639                1,076      1,244
Provision for loan losses                                             5               6                   11         11
                                                                  -----           -----               ------     ------
   Net interest income after provision for loan losses              530             633                1,065      1,233
                                                                  -----           -----               ------     ------

Noninterest income:
   Gain (loss) on sale of investments                                 4               2                   (1)         2
   Other income                                                      11             - -                   11        - -
   Loan fees and service charges                                      1               3                    4          6
                                                                  -----           -----               ------     ------
      Total noninterest income                                       16               5                   14          8
                                                                  -----           -----               ------     ------
      Operating income                                              546             638                1,079      1,241
                                                                  -----           -----               ------     ------

Noninterest expense:
   Compensation and benefits                                        165             107                  326        207
   Occupancy                                                          6               7                   13         14
   Advertising                                                        3               2                    4          4
   Furniture and equipment                                            5             - -                    6          7
   Federal insurance premiums                                         3               1                    6        157
   Professional services                                             73              34                   95         57
   Data processing                                                   18              17                   36         34
   Stationery, communications, and other operating                   44              36                   60         47
   Directors' fees and expenses of directors, officers
      and employees                                                  24              25                   44         48
                                                                  -----           -----               ------     ------
         Total noninterest expense                                  341             229                  590        575
                                                                  -----           -----               ------     ------
         Income before income taxes                                 205             409                  489        666
                                                                  -----           -----               ------     ------

Income taxes:
   Current                                                           79             159                  200        260
   Deferred                                                          (3)             (3)                  (6)        (6)
                                                                  -----           -----               ------     ------
      Total income taxes                                             76             156                  194        254
                                                                  -----           -----               ------     ------
      Net income                                                  $ 129           $ 253               $  295     $  412
                                                                  =====           =====               ======     ======

Net earnings per share (basic and fully-diluted)                  $0.05           $0.10               $ 0.12     $ 0.17
                                                                  =====           =====               ======     ======
Dividends per share                                               $0.00           $3.00               $ 0.00     $ 3.00
                                                                  =====           =====               ======     ======

See accompanying notes to consolidated financial statements.

                  RELIANCE BANCSHARES, INC. AND SUBSIDIARY

               Consolidated Statement of Stockholders' Equity

                           (Dollars in Thousands)


                                                                                                 Unrealized
                                                                                                Gain (Loss)
                                                                                                     on
                                                                                                 Securities
                                                                                                 Available
                                                                                                for Sale, Net
                                                                      Additional   Unearned     of Applicable
                                                             Common    Paid-in       ESOP         Deferred
                                                             Stock     Capital   Compensation   Income Taxes
                                                             -----     -------   ------------   ------------
Balances at June 30, 1997                                  $   2,562    $ 9,947     $   (449)      $   490

Net income                                                       - -        - -          - -           - -

Purchase of treasury stock                                       - -        - -          - -           - -

Amortization of unearned ESOP compensation                       - -         55          - -           - -

Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $93,000                                       - -        - -          - -           142
                                                             -------    -------     --------       -------
Balances at December 31, 1997                                $ 2,562    $10,002     $   (449)      $   632
                                                             =======    =======     ========       =======



                                                                                       Total
                                                             Retained    Treasury   Stockholders'
                                                             Earnings     Stock        Equity
                                                             --------    --------   ------------
Balances at June 30, 1997                                    $10,471     $   (55)      $ 22,966

Net income                                                       295         - -            295

Purchase of treasury stock                                       - -      (1,146)        (1,146)

Amortization of unearned ESOP compensation                       - -         - -             55

Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $93,000                                       - -         - -            142
                                                             -------    --------       --------
Balances at December 31, 1997                                $10,766    $ (1,201)      $ 22,312
                                                             =======    ========       ========


See accompanying notes to consolidated financial statements.

                  RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                           (Dollars in Thousands)


                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                          ----------------
                                                                                          1997        1996
                                                                                          ----        ----
                                                                                            (Unaudited)
Cash Flows from Operating Activities:
   Net Income                                                                           $  295      $  412
   Adjustments to reconcile net income to net cash provided (used)
         by operating activities:
      Provision for depreciation                                                             7           8
      Provision for loan losses                                                             11          11
      Amortization of premiums, discounts and fees - net                                   (41)        (40)
      ESOP expenses                                                                         55          25
      Increase (decrease) in income taxes payable                                          (18)         19
      Provision for (reduction of) deferred income taxes                                    (6)         (6)
      (Increase) decrease in interest receivable                                            50          20
      Net increase (decrease) in accrued/other liabilities                                  51          28
      Net (increase) decrease in prepaid expense and
         other assets                                                                       14         (15)
      Loss (gain) on investments                                                             1          (2)
                                                                                        ------      ------
         Net cash provided (used) by operating activities                                  419         460

Cash Flows from Investing Activities:
   Purchases of Federal Home Loan Bank stock                                               - -         - -
   Proceeds from sale of Federal Home Loan Bank stock                                      - -         - -
   Proceeds from sale/maturities of investment securities                                4,622       9,652
   Purchase of investment securities                                                    (2,902)     (5,210)
   Net (increase) decrease in loans                                                        161      (2,131)
   Principal payments collected on mortgage-backed
      securities                                                                           209          66
   Purchase of fixed assets                                                                 (3)        (20)
   Investment in real estate in judgment                                                   - -         - -
   Proceeds from real estate in judgment                                                   - -         - -
                                                                                        ------      ------
         Net cash provided (used) by investing activities                                2,087       2,357

Cash Flows from Financing Activities:
   Repayments of short-term borrowing                                                      - -         - -
   Proceeds from short-term borrowing                                                      - -       2,000
   Proceeds from securities sold under repurchase agreements                               - -       3,990
   Payments on securities sold under repurchase agreements                              (2,008)     (1,990)
   Increase (decrease) in deposit accounts                                                  79        (273)
   Payment of cash dividend                                                                - -      (7,317)
   Purchase of treasury stock                                                           (1,146)       (283)
                                                                                        ------      ------
         Net cash provided (used) by financing activities                               (3,075)     (3,873)
                                                                                        ------      ------
         Increase (decrease) in cash and cash equivalents                                 (569)     (1,056)

Cash and Cash Equivalents at beginning of period                                         3,048       4,055
                                                                                        ------      ------
Cash and Cash Equivalents at end of period                                              $2,479      $2,999
                                                                                        ======      ======




See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                            (Dollars in Thousands)


                                                                                          Six Months Ended
                                                                                             December 31,
                                                                                          ----------------
                                                                                          1997        1996
                                                                                          ----        ----
                                                                                             (Unaudited)
Supplemental Cash Flow Information:
   Cash paid during the period for:
      Interest on deposit accounts                                                        $ 54       $  57
      Income taxes                                                                         218         241
      Interest on borrowings                                                               155         - -

   Noncash investing activities:
      Loans transferred to foreclosed properties and real
         estate in judgment                                                                - -         - -

      Total increase in unrealized gain on securities available
         for sale                                                                          234         248

Accounting Policies Note:       Cash equivalents include demand deposits at
                                other financial institutions and the Federal
                                Home Loan Bank.





See accompanying notes to consolidated financial statements.

                  RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Notes to Consolidated Financial Statements

                                 (UNAUDITED)

1 The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be
    expected for the entire fiscal year.   The accompanying consolidated
    financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 1997 contained in the Annual Report to stockholders and as an exhibit filed with Form 10-KSB.

2 The Company continued its stock repurchase program and open-market purchase program under approval of the FDIC of up to a total of 8% of the common stock issued by the Company. During the quarter ended December 31, 1997, the Company repurchased 83,800 shares of common stock at an average price of $8.673 per share.

3 In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share" (SFAS No. 128). SFAS 128 simplifies the standards for computing earnings per share and makes the calculation comparable to international standards. SFAS 128 replaces primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share and a reconciliation of basic to diluted earnings per share.

    Basic earnings per share is computed be dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior earnings per share data.

    The following reconciles amounts reported in the financial statements:

                                                  Three Months Ended                    Six Months Ended
                                                  December 31, 1997                     December 31, 1997
                                         -----------------------------------  --------------------------------------
                                           Income      Shares      Per Share     Income        Shares      Per Share
                                         (Numerator) (Denominator)  Amount     (Numerator)   (Denominator)   Amount
                                          ---------   ----------    ------      ---------     -----------    ------
  Income available to
      Common Shareholders:
      Basic earnings per share         $ 129,000        2,387,977      0.05     $ 295,000     2,416,833         0.12
                                                                     ======                                   ======
  Effect of diluted securities
      Options                                - -           11,954                     - -        11,954
                                       ---------        ---------               ---------     ---------
  Income available to
      Common Shareholders:
      Diluted earnings per share       $ 129,000        2,399,931      0.05     $ 295,000     2,428,787         0.12
                                       =========        =========    ======     =========     =========       ======

    Basic and diluted earnings per share are the same for the three months and six months ended December 31, 1996. Weighted-average shares outstanding for the three months and six months ended December 31,1996 were 2,442,163 and 2,454,203 respectively.

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

Lending Activities

The Bank originates first mortgage loans secured by one-to-four family owner-occupied residences and residential construction loans within the Bank's primary lending area. All of the Bank's first mortgage loans are originated for the Bank's own loan portfolio. The Bank originated $3,792,000 mortgage loans at an average rate of 8.73% during the six months ended December 31, 1997 compared to $5,877,000 at an average rate of 8.67% during the six months ended December 31, 1996.

The Bank had $1,640,000 in commitments outstanding to originate mortgage loans at December 31, 1997.

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

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At December 31, 1997, the Bank is required to have a minimum 3% Tier 1 capital to total assets ratio, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 46.47%, 67.46% and 70.12%, respectively. Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceeds all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is 8%. The Bank's liquidity ratio was over 75% at December 31, 1997.

Financial Condition

Total assets decreased $2,465,000 to $44,544,000 at December 31, 1997 from $47,009,000 at June 30, 1997. Investment securities decreased $1,763,000 to $12,907,000 at December 31, 1997 from $14,670,000 at June 30, 1997, mortgage-backed securities decreased $209,000 to $476,000 at December 31, 1997 from $685,000 at June 30, 1997, certificates of deposit increased $289,000 to $583,000 at December 31, 1997 from $294,000 at June 30, 1997 and cash and cash equivalent deposits decreased $569,000 to $2,479,000 at December 31, 1997 from $3,048,000 at June 30, 1997. Loans receivable decreased $145,000 to $27,456,000 at December 31, 1997 from $27,601,000 at June 30, 1997. The net decrease in these items was offset by the $2,008,000 decrease in borrowed funds to $4,000,000 at December 31, 1997 from $6,008,000 at June 30, 1997.

Proceeds from the sale and maturity of securities were also used to fund loans and purchase securities. An unrealized gain on securities available for sale, net of tax effect, of $632,000 has been recognized as a component of stockholders' equity at December 31, 1997. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

Accrued interest on loans and securities decreased and accrued interest on certificates of deposit decreased due to timing of interest receipts and interest payments. Other assets and income taxes payable fluctuated due to timing of corporate income tax payments.

Net Earnings

The Company had net earnings of $295,000 for the six months ended December 31, 1997 compared to net earnings of $412,000 for the six months ended December 31, 1996. The primary reason for the decrease in net earnings was due to decreased interest income on investment securities partially offset by increased interest income on loans; and, increased interest expense on borrowings. Net earnings for the 1997 period was also affected by higher compensation and benefits and professional services partially offset by lower federal insurance premiums.

Net earnings decreased $124,000 to $129,000 for the three months ended December 31, 1997 compared to $253,000 for the three months ended December 31, 1996.
The primary reason for the decrease was due to decreased interest income on investment securities partially offset by increased interest income on loans; and, increased interest expense on borrowings accompanied by higher compensation and benefits and professional services.

Net Interest Income

Net interest income decreased from $1,233,000 for the six months ended December 31, 1996 to $1,065,000 for the six months ended December 31, 1997. Net interest income decreased from $633,000 for the three months ended December 31, 1996 to $530,000 for the three months ended December 31, 1997. The decrease in net interest income was due to increased interest expense on borrowings partially offset by increased interest income on loans and decreased interest income on investment securities. Interest income on loans increased as a result of a higher portfolio average balance while interest income on investment securities decreased as a result of a lower portfolio average balance. Interest expense on borrowings increased due to a higher average balance of borrowings. The decrease in the investment portfolio and the increase in borrowings is primarily the result of the capital distribution of approximately $7.3 million in November 1996.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. There were no nonperforming loans at December 31, 1997 and 1996 respectively. As a result of this evaluation, the Bank's provision for loan losses for the six months ended December 31, 1997 and 1996 amounted to $11,000. The Bank's provision for loan losses for the three months ended December 31, 1997 and 1996 amounted to $5,000 and $6,000 respectively.

Noninterest Income

Noninterest income increased from $8,000 for the six months ended December 31, 1996 to $14,000 for the six months ended December 31, 1997 and noninterest income increased from $5,000 for the three months ended December 31, 1996 to $16,000 for the three months ended December 31, 1997 as the result of an increase in broker fees.

Noninterest Expense

Noninterest expense increased from $575,000 for the six months ended December 31, 1996 to $590,000 for the six months ended December 31, 1997. Compensation and benefits increased from $207,000 for the six months ended December 31, 1996 to $326,000 for the six months ended December 31, 1997 due to the implementation of the ESOP and the Management Retention Plan. Fees for professional services increased from $57,000 for the six months ended December 31, 1996 to $95,000 for the six months ended December 31, 1997 due to legal fees for services rendered in connection with periodic security filings. Federal insurance premiums decreased from $157,000 for the six months ended December 31, 1996 to $6,000 for the six months ended December 31, 1997 as the result of the special one-time industry-wide assessment charged in 1996 by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF).

Noninterest expense increased from $229,000 for the three months ended December 31, 1996 to $341,000 for the three months ended December 31, 1997. The primary reason for the increase was due to an increase in compensation and benefits associated with the ESOP and Management Retention Plan and an increase in professional services.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held October 21,1997, Mr. John T. Lynch was elected to a three year term as director. Shareholders also voted to ratify the appointment of Schenck & Associates, S.C. (the successor to Meier, Clancy, George & Co. LLP following the merger of Meier, Clancy, George & Co. LLP with and into Schenck & Associates, S.C.) as independent auditors of the Company for the fiscal year ending June 30, 1998.

     At the Annual Meeting of Shareholders, there were:

     a)   2,499,401 votes eligible to be cast,
     b) 1,902,981 votes cast for and 270,458 votes withheld from the election of Mr. Lynch,
     c) 1,917,672 votes cast for, 207,962 votes cast against, and 47,805 abstentions related to the ratification of the appointment of Schenck & Associates, S.C. as the Company's independent auditors.

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

                          RELIANCE BANCSHARES, INC.

                                (Registrant)


Date:  February 4, 1998         BY:
                                    --------------------------------------------
                                    Allan T. Bach, Chairman of the Board,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  February 4, 1998         BY:
                                    --------------------------------------------
                                    Carol A. Barnharst, Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)