Form 10QSB/A
period 1997-12-31
RELIANCE BANCSHARES INC
filed 1998-04-02
CIK 1003987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 450 5TH STREET
                             WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-QSB/A

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997
                               -----------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________Commission File
No. 0-27624

                            RELIANCE BANCSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

        Wisconsin                                        39-1834823
        ---------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 3140 S 27th Street, Milwaukee Wisconsin                           53215
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

                                 (1) Yes X  No
                                        ---    ---
                                 (2) Yes X  No
                                        ---    ---

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date.

           Class                                    Outstanding March 26, 1998
           -----                                     --------------------------
Common Stock, par value $1.00 per share                    2,371,238 shares

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                                  FORM 10-QSB/A

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                      INDEX


                                                                     PAGE NO.

PART I - Financial Information

       Consolidated Statements of Financial Condition                      1

       Consolidated Statements of Income                                   2

       Consolidated Statements of Stockholders' Equity                     3

       Consolidated Statements of Cash Flows                             4 - 5

       Notes to Consolidated Financial Statements                        6 - 7

       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8 - 11

PART II - Other Information                                             12 - 13

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY
                                     Amended
                 Consolidated Statements of Financial Condition

                             (Dollars in Thousands)


                                                                December 31, June 30,
                                                                   1997        1997
                                                                 --------    --------
                                                                      (Unaudited)
Assets:
   Cash                                                          $    440    $    829
   Cash equivalent interest-bearing deposits                        2,039       2,219
                                                                 --------    --------
      Total cash and cash equivalents                               2,479       3,048
   Investments
      Certificates of deposit - at cost                               583         294
      Investment securities available for sale,
           at fair value                                           12,907      11,481
      Investment securities held to maturity
           (estimated market value of $0 at
           December 31, 1997 and $3,202 at
           June 30, 1997)                                              --       3,189
      Mortgage-backed and related securities
           available for sale, at fair value                          521          --
      Mortgage-backed and related securities
           (estimated market value of $0 at
           December 31, 1997 and $732 at
           June 30, 1997)                                              --         685
   Federal Home Loan Bank stock - at cost                             200         200
   Loans receivable - net                                          27,456      27,601
   Accrued interest receivable                                        132         182
   Office properties and equipment                                     82          86
   Prepaid expenses and other assets                                  229         243
                                                                 --------    --------
           Total assets                                          $ 44,589    $ 47,009
                                                                 ========    ========

Liabilities and Equity:
   Deposit accounts                                              $ 17,675    $ 17,596
   Borrowed funds                                                   4,000       6,008
   Income taxes:
      Current                                                         (18)        --
      Deferred                                                        300         197
   Accrued and other liabilities:
      Interest                                                         30          32
      Other                                                           262         210
                                                                 --------    --------
           Total liabilities                                       22,249      24,043

Commitments and contingencies                                          --          --

Stockholders' equity:
   Common stock, $1.00 par value; 6,000,000 shares authorized;
      2,562,344 shares issued                                       2,562       2,562
   Additional paid-in-capital                                      10,002       9,947
   Unearned ESOP compensation                                        (449)       (449)
   Unrealized gain on securities available for sale, net of
      applicable deferred income taxes                                660         490
   Retained earnings - substantially restricted                    10,766      10,471
   Treasury stock, at cost, 138,606 and 6,519 shares               (1,201)        (55)
                                                                 --------    --------
      Total stockholders' equity                                   22,340      22,966
                                                                 --------    --------
           Total liabilities and stockholders' equity            $ 44,589    $ 47,009
                                                                 ========    ========


See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY
                                     Amended
                        Consolidated Statements of Income

                             (Dollars in Thousands)


                                                       Three Months Ended   Six Months Ended
                                                          December 31,        December 31,
                                                       ------------------   ----------------
                                                       1997        1996     1997        1996
                                                       --------  --------   ----------------
                                                                     (Unaudited)
Interest and dividend income:
    Mortgage loans                                     $    598  $  530     $1,197    $ 1,051
    Investment securities                                   223     341        462        636
    Mortgage-backed and related securities                   13      18         27         35
    Other loans                                              --      --         --         --
    Dividends on stock in Federal Home Loan Bank              3       2          7          5
                                                       --------  ------     ------    -------
         Total interest and dividends                       837     891      1,693      1,727
                                                       --------  ------     ------    -------

Interest expense:
    Deposits and escrows                                    235     231        462        462
    Notes payable and other borrowings                       67      21        155         21
                                                       --------  ------     ------    -------
         Total interest expense                             302     252        617        483
                                                       --------  ------     ------    -------
         Net interest income                                535     639      1,076      1,244
Provision for loan losses                                     5       6         11         11
                                                       --------  ------     ------    -------
    Net interest income after provision for loan losses     530     633      1,065      1,233
                                                       --------  ------     ------    -------

Noninterest income:
    Gain (loss) on sale of investments                        4       2         (1)         2
    Other income                                             11      --         11         --
    Loan fees and service charges                             1       3          4          6
                                                       --------  ------     ------    -------
         Total noninterest income                            16       5         14          8
                                                       --------  ------     ------    -------
         Operating income                                   546     638      1,079      1,241
                                                       --------  ------     ------    -------

Noninterest expense:
    Compensation and benefits                               165     107        326        207
    Occupancy                                                 6       7         13         14
    Advertising                                               3       2          4          4
    Furniture and equipment                                   5      --          6          7
    Federal insurance premiums                                3       1          6        157
    Professional services                                    73      34         95         57
    Data processing                                          18      17         36         34
    Stationery, communications, and other operating          44      36         60         47
    Directors' fees and expenses of directors, officers
         and employees                                       24      25         44         48
                                                       --------  ------     ------    -------
               Total noninterest expense                    341     229        590        575
                                                       --------  ------     ------    -------
               Income before income taxes                   205     409        489        666
                                                       --------  ------     ------    -------

Income taxes:
    Current                                                  79     159        200        260
    Deferred                                                 (3)     (3)        (6)        (6)
                                                       --------  ------     ------    -------
         Total income taxes                                  76     156        194        254
                                                       --------  ------     ------    -------
         Net income                                    $    129  $  253     $  295    $   412
                                                       ========  ======     ======    =======

Net earnings per share (basic and fully-diluted)       $   0.05  $ 0.10     $ 0.12    $  0.17
                                                       ========  ======     ======    =======

Dividends per share                                    $   0.00  $ 3.00     $ 0.00    $  3.00
                                                       ========  ======     ======    =======



See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY
                                     Amended
                 Consolidated Statement of Stockholders' Equity

                             (Dollars in Thousands)

                                                                                                       Unrealized
                                                                                                      Gain (Loss)
                                                                                                           on
                                                                                                       Securities
                                                                                                       Available
                                                                                                     for Sale, Net
                                                                     Additional     Unearned         of Applicable
                                                       Common          Paid-in        ESOP              Deferred    Retained
                                                       Stock           Capital    Compensation        Income Taxes  Earnings
                                                  --------------  -------------   ------------    ----------------  ---------
Balances at June 30, 1997                         $        2,562  $       9,947   $       (449)   $            490  $ 10,471

Net income                                                    --             --             --                  --       295

Purchase of treasury stock                                    --             --             --                  --        --

Amortization of unearned ESOP compensation                    --             55             --                  --        --

Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $110,000                                   --             --             --                 170        --
                                                  --------------  -------------   ------------    ----------------  --------

Balances at December 31, 1997                     $        2,562  $      10,002   $       (449)   $            660  $ 10,766
                                                  ==============  =============   ============    ================  ========



                                                                             Total
                                                            Treasury      Stockholders'
                                                             Stock           Equity
                                                            --------      -------------

Balances at June 30, 1997                                   $    (55)     $      22,966

Net income                                                        --                295

Purchase of treasury stock                                    (1,146)            (1,146)

Amortization of unearned ESOP compensation                        --                 55

Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $110,000                                       --                170
                                                            --------      -------------

Balances at December 31, 1997                               $ (1,201)     $      22,340
                                                            ========      =============



















See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY
                                     Amended
                      Consolidated Statements of Cash Flows

                             (Dollars in Thousands)


                                                                          Six Months Ended
                                                                             December 31,
                                                                        --------------------
                                                                          1997         1996
                                                                        -------      -------
                                                                            (Unaudited)

Cash Flows from Operating Activities:
    Net Income                                                          $   295      $   412
    Adjustments to reconcile net income to net cash provided (used)
                by operating activities:
         Provision for depreciation                                           7            8
         Provision for loan losses                                           11           11
         Amortization of premiums, discounts and fees - net                 (41)         (40)
         ESOP expenses                                                       55           25
         Increase (decrease) in income taxes payable                        (18)          19
         Provision for (reduction of) deferred income taxes                  (6)          (6)
         (Increase) decrease in interest receivable                          50           20
         Net increase (decrease) in accrued/other liabilities                51           28
         Net (increase) decrease in prepaid expense and
                            other assets                                     14          (15)
         Loss (gain) on investments                                           1           (2)
                                                                        -------      -------
              Net cash provided (used) by operating activities              419          460

Cash Flows from Investing Activities:
    Purchases of Federal Home Loan Bank stock                                --           --
    Proceeds from sale of Federal Home Loan Bank stock                       --           --
    Proceeds from sale/maturities of investment securities
         held to maturity                                                   199        6,000
    Purchase of investment securities held to maturity                       --       (1,000)
    Proceeds from sale/maturities of investment securities
         available for sale                                               4,423        3,652
    Purchase of investment securities available for sale                 (2,902)      (4,210)
    Net (increase) decrease in loans                                        161       (2,131)
    Principal payments collected on mortgage-backed
         securities                                                         209           66
    Purchase of fixed assets                                                 (3)         (20)
    Investment in real estate in judgment                                    --           --
    Proceeds from real estate in judgment                                    --           --
                                                                        -------      -------
              Net cash provided (used) by investing activities            2,087        2,357

Cash Flows from Financing Activities:
    Repayments of short-term borrowing                                       --           --
    Proceeds from short-term borrowing                                       --        2,000
    Proceeds from securities sold under repurchase agreements                --        3,990
    Payments on securities sold under repurchase agreements              (2,008)      (1,990)
    Increase (decrease) in deposit accounts                                  79         (273)
    Payment of cash dividend                                                 --       (7,317)
    Purchase of treasury stock                                           (1,146)        (283)
                                                                        -------      -------
              Net cash provided (used) by financing activities           (3,075)      (3,873)
                                                                        -------      -------
              Increase (decrease) in cash and cash equivalents             (569)      (1,056)

Cash and Cash Equivalents at beginning of period                          3,048        4,055
                                                                        -------      -------

Cash and Cash Equivalents at end of period                              $ 2,479      $ 2,999
                                                                        =======      =======

See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY
                                     Amended
                      Consolidated Statements of Cash Flows

                             (Dollars in Thousands)


                                                                   Six Months Ended
                                                                     December 31,
                                                                   ----------------
                                                                    1997       1996
                                                                   ------     -----
                                                                      (Unaudited)
Supplemental Cash Flow Information:
  Cash paid during the period for:
     Interest on deposit accounts                                  $   54     $ 57
     Income taxes                                                     218      241
     Interest on borrowings                                           155       --

  Noncash investing activities:
     Loans transferred to foreclosed properties and real
                  estate in judgment                                   --       --

     Total increase in unrealized gain on securities available
                            for sale                                  282      248

     Investments transferred to available-for-sale from
           held-to-maturity, at cost                                3,818       --


Accounting Policies Note:                   Cash equivalents include demand
                                            deposits at other financial
                                            institutions and the Federal Home
                                            Loan Bank.


















See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY
                                     Amended
                   Notes to Consolidated Financial Statements

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

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior earnings per share data.

     The following reconciles amounts reported in the financial statements:

                                                          Three Months Ended                           Six Months Ended
                                                          December 31, 1997                            December 31, 1997
                                             -----------------------------------------    ------------------------------------------
                                                Income         Shares        Per Share       Income         Shares         Per Share
                                              (Numerator)  (Denominator)       Amount      (Numerator)   (Denominator)      Amount
                                             ------------  -------------    ----------    -------------  -------------  ------------
          Income available to
               Common Shareholders:
               Basic earnings per share      $   129,000       2,387,977          0.05    $   295,000        2,416,833          0.12


          Effect of diluted securities
               Options                                --          11,954                           --           11,954
                                             -----------  --------------                  -----------    -------------

          Income available to
               Common Shareholders:
               Diluted earnings per share    $   129,000       2,399,931          0.05    $   295,000        2,428,787          0.12
                                             ===========  ==============  ============    ===========    =============  ============


Basic and diluted earnings per share are the same for the three months and six months ended December 31, 1996. Weighted-average shares outstanding for the three months and six months ended December 31,1996 were 2,442,163 and 2,454,203 respectively.

4 During the quarter ended September 30, 1997, the Company transferred its investments from its held-to-maturity portfolio to its available-for-sale portfolio. This was done as the result of the sale, from its held-to-maturity portfolio, of a $200,000 REMIC, on which a $1,375 realized loss was incurred, whose nature and volatility was inconsistent with the Company's conservative investment objectives. The remaining investments in the held-to-maturity portfolio transferred to the available-for-sale portfolio had an amortized cost of $3.8 million and resulted in an unrealized gain of $48,000.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY
                                     Amended
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


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

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At December 31, 1997, the Bank is required to have a minimum 3% Tier 1 capital to total assets ratio, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 46.47%, 67.46% and 70.12%, respectively.
Wisconsin-
chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceeds all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is 8%. The Bank's liquidity ratio was over 75% at December 31, 1997.

Financial Condition

Total assets decreased $2,420,000 to $44,589,000 at December 31, 1997 from $47,009,000 at June 30, 1997. Investment securities decreased $1,763,000 to $12,907,000 at December 31, 1997 from $14,670,000 at June 30, 1997, mortgage-backed securities decreased $164,000 to $521,000 at December 31, 1997 from $685,000 at June 30, 1997, certificates of deposit increased $289,000 to $583,000 at December 31, 1997 from $294,000 at June 30, 1997 and cash and cash equivalent deposits decreased $569,000 to $2,479,000 at December 31, 1997 from $3,048,000 at June 30, 1997. Loans receivable decreased $145,000 to $27,456,000 at December 31, 1997 from $27,601,000 at June 30, 1997. The net decrease in these items was offset by the $2,008,000 decrease in borrowed funds to $4,000,000 at December 31, 1997 from $6,008,000 at June 30, 1997.

Proceeds from the sale and maturity of securities were also used to fund loans and purchase securities. An unrealized gain on securities available for sale, net of tax effect, of $660,000 has been recognized as a component of stockholders' equity at December 31, 1997. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

Accrued interest on loans and securities decreased and accrued interest on certificates of deposit decreased due to timing of interest receipts and interest payments. Other assets and income taxes payable fluctuated due to timing of corporate income tax payments.

The Year 2000 Issue concerns a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's software programs, or software programs used by its third-party providers, that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this problem could cause a major system failure or miscalculations and represent a material cost to the Company. Reliance Savings Bank has developed a Year 2000 Compliance Plan and has conducted a review of its computer systems and its third-party systems identifying those that could be affected by the Year 2000 Issue. The Company believes that, with modifications to existing software used by the Company and by its third-party providers, the Year 2000 problem will not pose significant operational problems for the Company. The Company does not anticipate costs to remedy the Year 2000 issue will have a material impact on the financial condition of the Company.

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

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY
                                     Amended
                           PART II - Other Information


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

                            RELIANCE BANCSHARES, INC.

                                  (Registrant)

Date:    March 26, 1998               BY: /s/
                                          --------------------------------------
                                          Allan T. Bach, Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:    March 26, 1998               BY: /s/
                                          --------------------------------------
                                          Carol A. Barnharst, Vice President and
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)