Form 10QSB
period 1998-03-31
RELIANCE BANCSHARES INC
filed 1998-04-23
CIK 1003987

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 450 5TH STREET
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                                       OR

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________Commission File No.
0-27624

                           RELIANCE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


             Wisconsin                                39-1834823
-----------------------------------------  ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

3140 S 27th Street, Milwaukee Wisconsin                  53215
-----------------------------------------  ------------------------------------
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


                       Class                       Outstanding April 17, 1998
                       -----                       --------------------------
      Common Stock, par value $1.00 per share            2,371,238 shares

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                                  FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                             (Dollars in Thousands)




                                                                                          March 31,           June 30,
                                                                                            1998                1997
                                                                                          ---------           --------
                                                                                                   (Unaudited)
Assets:
       Cash                                                                               $    191             $    829
       Cash equivalent interest-bearing deposits                                             2,041                2,219
                                                                                          --------             --------
            Total cash and cash equivalents                                                  2,232                3,048
       Investments
            Certificates of deposit - at cost                                                  583                  294
            Investment securities available for sale,
                              at fair value                                                 13,106               11,481
            Investment securities held to maturity
                 (estimated market value of $0 at
                                  March 31, 1998 and $3,202 at
                                   June 30, 1997)                                              - -                3,189
            Mortgage-backed and related securities
                 available for sale, at fair value                                             486                  - -
            Mortgage-backed and related securities
                 held to maturity (estimated market
                                value of $0 at March 31, 1998 and
                                       $732 at June 30, 1997)                                  - -                  685
       Federal Home Loan Bank stock - at cost                                                  200                  200
       Loans receivable - net                                                               27,106               27,601
       Accrued interest receivable                                                             145                  182
       Office properties and equipment                                                          80                   86
       Prepaid expenses and other assets                                                       236                  243
                                                                                          --------             --------
                               Total assets                                               $ 44,174             $ 47,009
                                                                                          ========             ========

Liabilities and Equity:
       Deposit accounts                                                                   $ 17,468             $ 17,596
       Borrowed funds                                                                        4,000                6,008
       Income taxes:
            Current                                                                            (44)                 - -
            Deferred                                                                           334                  197
       Accrued and other liabilities:
            Interest                                                                            21                   32
            Other                                                                              324                  210
                                                                                          --------             --------
                          Total liabilities                                                 22,103               24,043

Commitments and contingencies                                                                  - -                  - -

Stockholders' equity:
       Common stock, $1.00 par value; 6,000,000 shares authorized;
            2,562,344 shares issued                                                          2,562                2,562
       Additional paid-in-capital                                                           10,028                9,947
       Unearned ESOP compensation                                                             (449)                (449)
       Unrealized gain on securities available for sale, net of
            applicable deferred income taxes                                                   716                  490
       Retained earnings - substantially restricted                                         10,914               10,471
       Treasury stock, at cost, 191,106 and 6,519 shares                                    (1,700)                 (55)
                                                                                          --------             --------
            Total stockholders' equity                                                      22,071               22,966
                                                                                          --------             --------
                 Total liabilities and stockholders' equity                               $ 44,174             $ 47,009
                                                                                          ========             ========


See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                             (Dollars in Thousands)




                                                                         Three Months Ended   Nine Months Ended
                                                                             March 31,            March 31,
                                                                         ------------------   -----------------
                                                                          1998       1997       1998      1997
                                                                          ----       ----       ----      ----
                                                                                        (Unaudited)
Interest and dividend income:
       Mortgage loans                                                  $  607     $  574     $ 1,804     $1,625
       Investment securities                                              227        245         689        881
       Mortgage-backed and related securities                              11         17          38         52
       Other loans                                                        - -        - -         - -        - -
       Dividends on stock in Federal Home Loan Bank                         4          3          11          8
                                                                       ------     ------     -------     ------
            Total interest and dividends                                  849        839       2,542      2,566
                                                                       ------     ------     -------     ------

Interest expense:
       Deposits and escrows                                               226        225         688        687
       Notes payable and other borrowings                                  60         56         215         77
                                                                       ------     ------     -------     ------
            Total interest expense                                        286        281         903        764
                                                                       ------     ------     -------     ------
            Net interest income                                           563        558       1,639      1,802
Provision for loan losses                                                   5          6          16         17
                                                                       ------     ------     -------     ------
       Net interest income after provision for loan losses                558        552       1,623      1,785
                                                                       ------     ------     -------     ------

Noninterest income:
       Gain (loss) on sale of investments                                 - -        - -          (1)         2
       Other income                                                       - -        - -          11        - -
       Loan fees and service charges                                        2          2           6          8
                                                                       ------     ------     -------     ------
            Total noninterest income                                        2          2          16         10
                                                                       ------     ------     -------     ------
            Operating income                                              560        554       1,639      1,795
                                                                       ------     ------     -------     ------

Noninterest expense:
       Compensation and benefits                                          182        105         508        312
       Occupancy                                                            7          8          20         22
       Advertising                                                          2          1           6          5
       Furniture and equipment                                              1          2           7          9
       Federal insurance premiums                                           3          3           9        160
       Professional services                                               69         73         164        130
       Data processing                                                     20         20          56         54
       Stationery, communications, and other operating                     20         27          80         74
       Directors' fees and expenses of directors, officers
            and employees                                                  28         23          72         71
                                                                       ------     ------     -------     ------
                  Total noninterest expense                               332        262         922        837
                                                                       ------     ------     -------     ------
                 Income before income taxes                               228        292         717        958
                                                                       ------     ------     -------     ------

Income taxes:
       Current                                                             83        119         283        379
       Deferred                                                            (3)        (3)         (9)        (9)
                                                                       ------     ------     -------     ------
            Total income taxes                                             80        116         274        370
                                                                       ------     ------     -------     ------
            Net income                                                  $ 148     $  176     $   443     $  588
                                                                       ======     ======     =======     ======

Net earnings per share (basic and diluted)                             $ 0.07     $ 0.07     $  0.19       0.24
                                                                       ======     ======     =======     ======

Dividends per share                                                    $ 0.00     $ 0.00     $  0.00       3.00
                                                                       ======     ======     =======     ======



See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statement of Stockholders' Equity

                            (Dollars in Thousands)

                                                                                              Unrealized
                                                                                              Gain (Loss)
                                                                                                  on
                                                                                              Securities
                                                                                              Available
                                                                                            for Sale, Net
                                                                Additional     Unearned     of Applicable
                                                    Common       Paid-in        ESOP           Deferred         Retained
                                                     Stock       Capital     Compensation    Income Taxes       Earnings
                                                   -------     ----------    ------------    ------------      ---------
Balances at June 30, 1997                          $ 2,562     $    9,947     $   (449)      $        490      $  10,471

Net income                                             - -            - -          - -                - -            443

Purchase of treasury stock                             - -            - -          - -                - -            - -

Amortization of unearned ESOP compensation             - -             81          - -                - -            - -

Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $146,000                            - -            - -          - -                226            - -
                                                   -------     ----------     --------       ------------      ---------

Balances at March 31, 1998                         $ 2,562     $   10,028     $   (449)      $        716      $  10,914
                                                   =======     ==========     ========       ============      =========
                                                                           Total
                                                        Treasury       Stockholders'
                                                          Stock           Equity
                                                        ---------     --------------
Balances at June 30, 1997                               $     (55)    $       22,966

Net income                                                    - -                443

Purchase of treasury stock                                 (1,645)            (1,645)

Amortization of unearned ESOP compensation                    - -                 81

Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $146,000                                   - -                226
                                                        ---------     --------------

Balances at March 31, 1998                              $  (1,700)    $       22,071
                                                        =========     ==============




See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                             (Dollars in Thousands)




                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                                ---------------------
                                                                                                1998             1997
                                                                                                ----             ----
                                                                                                    (Unaudited)

Cash Flows from Operating Activities:
       Net Income                                                                            $   443            $   588
       Adjustments to reconcile net income to net cash provided (used)
                   by operating activities:
            Provision for depreciation                                                            11                 12
            Provision for loan losses                                                             16                 17
            Amortization of premiums, discounts and fees - net                                   (58)               (59)
            ESOP expenses                                                                         81                 30
            Increase (decrease) in income taxes payable                                          (44)                18
            Provision for (reduction of) deferred income taxes                                    (9)               (10)
            (Increase) decrease in interest receivable                                            37                (25)
            Net increase (decrease) in accrued/other liabilities                                 103                 35
            Net (increase) decrease in prepaid expense and
                               other assets                                                        7                (19)
            Loss (gain) on investments                                                             1                 (2)
                                                                                             -------            -------
                 Net cash provided (used) by operating activities                                588                585

Cash Flows from Investing Activities:
       Purchases of Federal Home Loan Bank stock                                                 - -                (43)
       Proceeds from sale of Federal Home Loan Bank stock                                        - -                - -
       Proceeds from sale/maturities of investment securities
            held to maturity                                                                     - -              8,000
       Purchase of investment securities held to maturity                                        - -             (1,000)
       Proceeds from sale/maturities of investment securities
            available for sale                                                                 6,622              3,644
       Purchase of investment securities available for sale                                   (5,004)            (5,315)
       Net (increase) decrease in loans                                                          526             (4,230)
       Principal payments collected on mortgage-backed
            securities                                                                           238                 88
       Purchase of fixed assets                                                                   (5)               (20)
       Investment in real estate in judgment                                                     - -                - -
       Proceeds from real estate in judgment                                                     - -                - -
                                                                                             -------            -------
                 Net cash provided (used) by investing activities                              2,377              1,124

Cash Flows from Financing Activities:
       Repayments of short-term borrowing                                                        - -                - -
       Proceeds from short-term borrowing                                                        - -              4,000
       Proceeds from securities sold under repurchase agreements                                 - -              3,990
       Payments on securities sold under repurchase agreements                                (2,008)            (1,990)
       Increase (decrease) in deposit accounts                                                  (128)              (155)
       Payment of cash dividend                                                                  - -             (7,317)
       Purchase of treasury stock                                                             (1,645)              (283)
                                                                                             -------            -------
                 Net cash provided (used) by financing activities                             (3,781)            (1,755)
                                                                                             -------            -------
                 Increase (decrease) in cash and cash equivalents                               (816)               (46)

Cash and Cash Equivalents at beginning of period                                               3,048              4,055
                                                                                             -------            -------

Cash and Cash Equivalents at end of period                                                   $ 2,232            $ 4,009
                                                                                             =======            =======


See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                             (Dollars in Thousands)



                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                              ------------------------
                                                                                              1998              1997
                                                                                              ----              ----
                                                                                                   (Unaudited)
Supplemental Cash Flow Information:
Cash paid during the period for:
     Interest on deposit accounts                                                           $   86              $   84
     Income taxes                                                                              301                 370
     Interest on borrowings                                                                    215                  77

Noncash investing activities:
     Loans transferred to foreclosed properties and real
                  estate in judgment                                                           - -                 - -

     Total increase in unrealized gain on securities available
                            for sale                                                           372                 178

     Investments transferred to available-for-sale from
           held-to-maturity, at cost                                                         3,818                 - -


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

2 The Company continued its stock repurchase program and open-market purchase program under approval of the FDIC of up to a total of 8% of the common stock issued by the Company. During the quarter ended March 31, 1998, the Company repurchased 52,500 shares of common stock at an average price of $9.509 per share.

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

   The following reconciles amounts reported in the financial statements:

                                                Three Months Ended                       Nine Months Ended
                                                   March 31, 1998                          March 31, 1998
                                      ---------------------------------------  --------------------------------------
                                        Income         Shares       Per Share    Income       Shares       Per Share
                                      (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                      -----------   -------------   ---------  -----------  -------------  ----------
   Income available to
       Common Shareholders:
       Basic earnings per share       $  148,000     2,295,756          0.07    $443,000     2,378,155           0.19
                                                                    ========                               ==========

   Effect of diluted securities
       Options                               - -        11,954                      - -         11,954
                                      ----------     ---------                  --------     ---------

   Income available to
       Common Shareholders:
       Diluted earnings per share     $  148,000     2,307,710          0.07    $443,000     2,390,109           0.19
                                      ==========     =========      ========    ========     =========     ==========


   Basic and diluted earnings per share are the same for the three months and nine months ended March 31, 1997. Weighted-average shares outstanding for the three months and nine months ended March 31,1997 were 2,442,798 and 2,450,478 respectively.

4 During the quarter ended September 30, 1997, the Company transferred its investments from its held-to-maturity portfolio to its available-for-sale portfolio. This was done as the result of the s its held-to-maturity portfolio, of a $200,000 REMIC, on which a $1,375 realized loss was incurred, wh nature and volatility was inconsistent with the Company's conservative investment objectives. The remaining investments in the held-to-maturity portfolio transferred to the available-for-sale portfol had an amortized cost of $3.8 million and resulted in an unrealized gain of $48,000.

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

Certain statements in this report which relate to the Company's plans, objectives or future performance, may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements includes words and phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions and various other statements contained herein. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Lending Activities

The Bank originates first mortgage loans secured by one-to-four family owner-occupied residences and residential construction loans within the Bank's primary lending area. All of the Bank's first mortgage loans are originated for the Bank's own loan portfolio. The Bank originated $5,219,000 mortgage loans at an average rate of 8.73% during the nine months ended March 31, 1998 compared to $7,624,000 at an average rate of 8.68% during the nine months ended March 31, 1997.

The Bank had $222,000 in commitments outstanding to originate mortgage loans at March 31, 1998.

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

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1998, the Bank is required to have a minimum 3% Tier 1 capital to total assets ratio, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 46.71%, 67.82% and 70.77%, respectively. Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceeds all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is 8%. The Bank's liquidity ratio was over 80% at March 31, 1998.

Financial Condition

Total assets decreased $2,835,000 to $44,174,000 at March 31, 1998 from $47,009,000 at June 30, 1997. Investment securities decreased $1,564,000 to $13,106,000 at March 31, 1998 from $14,670,000 at June 30, 1997, mortgage-backed securities decreased $199,000 to $486,000 at March 31, 1998 from $685,000 at June 30, 1997, certificates of deposit increased $289,000 to $583,000 at March 31, 1998 from $294,000 at June 30, 1997 and cash and cash equivalent deposits decreased $816,000 to $2,232,000 at March 31, 1998 from $3,048,000 at June 30, 1997. Loans receivable decreased $495,000 to $27,106,000 at March 31, 1998 from $27,601,000 at June 30, 1997. The net decrease in these items was offset by the $2,008,000 decrease in borrowed funds to $4,000,000 at March 31, 1998 from $6,008,000 at June 30, 1997.

Proceeds from the sale and maturity of securities were also used to fund loans and purchase securities. An unrealized gain on securities available for sale, net of tax effect, of $716,000 has been recognized as a component of stockholders' equity at March 31, 1998. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

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

Net Earnings

The Company had net earnings of $443,000 for the nine months ended March 31, 1998 compared to net earnings of $588,000 for the nine months ended March 31, 1997. The primary reason for the decrease in net earnings was due to decreased interest income on investment securities partially offset by increased interest income on loans; and, increased interest expense on borrowings. Net earnings for the 1998 period was also affected by higher compensation and benefits and professional services partially offset by lower federal insurance premiums.

Net earnings decreased $28,000 to $148,000 for the three months ended March 31, 1998 compared to $176,000 for the three months ended March 31, 1997. The primary reason for the decrease was due to decreased interest income on investment securities partially offset by increased interest income on loans; and, increased interest expense on borrowings accompanied by higher compensation and benefits.

Net Interest Income

Net interest income decreased from $1,785,000 for the nine months ended March 31, 1997 to $1,623,000 for the nine months ended March 31, 1998. Net interest income increased from $552,000 for the three months ended March 31, 1997 to $558,000 for the three months ended March 31, 1998. The decrease in net interest income for the nine month period was due to increased interest expense on borrowings partially offset by increased interest income on loans and decreased interest income on investment securities. Interest income on loans increased as a result of a higher portfolio average balance while interest income on investment securities decreased as a result of a lower portfolio average balance. Interest expense on borrowings increased due to a higher average balance of borrowings. The decrease in the investment portfolio and the increase in borrowings is primarily the result of the capital distribution of approximately $7.3 million in November 1996.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. There were no nonperforming loans at March 31, 1998 and 1997 respectively. As a result of this evaluation, the Bank's provision for loan losses for the nine months ended March 31, 1998 and 1997 amounted to $16,000 and $17,000 respectively. The Bank's provision for loan losses for the three months ended March 31, 1998 and 1997 amounted to $5,000 and $6,000 respectively.

Noninterest Income

Noninterest income increased from $10,000 for the nine months ended March 31, 1997 to $16,000 for the nine months ended March 31, 1998 and noninterest income was $2,000 for the three months ended March 31, 1997 and 1998. The increase in noninterest income was the result of an increase in broker fees.

Noninterest Expense

Noninterest expense increased from $837,000 for the nine months ended March 31, 1997 to $922,000 for the nine months ended March 31, 1998. Compensation and benefits increased from $312,000 for the nine months ended March 31, 1997 to $508,000 for the nine months ended March 31, 1998 due to the implementation of the ESOP and the Management Retention Plan. Fees for professional services increased from $130,000 for the nine months ended March 31, 1997 to $164,000 for the nine months ended March 31, 1998 due to legal fees for services rendered in connection with periodic security filings. Federal insurance premiums decreased from $160,000 for the nine months ended March 31, 1997 to $9,000 for the nine months ended March 31, 1998 as the result of the special one-time industry-wide assessment charged in 1996 by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Association Insurance Fund (SAIF).

Noninterest expense increased from $262,000 for the three months ended March 31, 1997 to $332,000 for the three months ended March 31, 1998. The primary reason for the increase was due to an increase in compensation and benefits associated with the ESOP and Management Retention Plan.

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

                          RELIANCE BANCSHARES, INC.

                                (Registrant)

Date:   April 20, 1998       BY:   /s/
                                   ----------------------------------------
                                   Allan T. Bach, Chairman of the Board,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:   April 20, 1998       BY:   /s/
                                   ----------------------------------------
                                   Carol A. Barnharst, Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)