Form 10KSB
period 1998-06-30
RELIANCE BANCSHARES INC
filed 1998-09-25
CIK 1003987

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                          Commission file under 0-27624


                            RELIANCE BANCSHARES, INC.
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

                                 (414) 671-2222
                (Issuer's telephone number, including area code)

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None
         Securities Registered Under Section 12(g) of the Exchange Act:
                     COMMON STOCK, $1.00 PAR VALUE PER SHARE

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

State issuer's revenues for most recent fiscal year: $3,409,000 (Total interest and dividend income and total non-interest income.)

As of September 16, 1998, there were issued 2,562,344 shares of Common Stock of the Registrant and 2,395,564 shares outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asking price of such shares of Common Stock as of September 16, 1998 was $20.03 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" certain shares held by various employee benefit plans in which the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,395,564 shares of common stock, as of September 16, 1998.


           Transitional Small Business Disclosure Format    (1) Yes      No X
                                                                   ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-KSB: Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                          FORM 10-KSB TABLE OF CONTENTS

                                                                                                       Page
Part I

         Item  1    Description of Business                                                              3

         Item  2    Description of Property                                                             33

         Item  3    Legal Proceedings                                                                   33

         Item  4    Submission of Matters to a Vote of Security Holders                                 33

Part II

         Item  5    Market for Common Equity and Related Stockholder Matters                            33

         Item  6    Management's Discussion and Analysis or Plan of Operations                          34

         Item  7    Financial Statements                                                                51

         Item  8    Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                            78

Part III

         Item  9    Directors, Executive Officers, and Control Persons;  Compliance
                      with Section 16(A) of the Exchange Act                                            78

         Item 10    Executive Compensation                                                              78

         Item 11    Security Ownership of Certain Beneficial Owners and Management                      78

         Item 12    Certain Relationships and Related Transactions                                      78

         Item 13    Exhibits and Reports on Form 8-K                                                    79

         Signatures                                                                                     80

         Shareholder Information                                                                        81



                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

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

PENDING MERGER

On June 30, 1998, the Company signed a definitive Agreement and Plan of Reorganization that provides for the acquisition of the Company and thus the Bank by St. Francis Capital Corporation ("St. Francis"). Under the terms of the definitive agreement, St. Francis will acquire all of the outstanding shares of the Company through a merger transaction pursuant to which the Company's shareholders will elect to receive either cash or shares of St. Francis's common stock in exchange for their shares (the "Merger"). Consummation of the transaction is subject to regulatory approval, approval of the Company's shareholders and the satisfaction of certain other conditions.

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

The Bank's local market area has a high density of financial institutions, most of which are significantly larger and have greater financial resources than the Bank. The Bank has significant competition in both its mortgage and consumer lending business, as well as in attracting deposits. The Bank's competition for loans is principally from other thrift institutions, savings banks, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits historicall has come from other thrifts, savings banks, commercial banks and credit unions. Because of the lower interest rate environment over the past several years, the Bank has faced additional competition for funds from a number of institutions, including the availability of short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies.

LENDING ACTIVITIES

         General

The largest component of the Bank's gross loan portfolio, which totaled $30.7 million at June 30, 1998 was first mortgage loans secured by owner-occupied one-to four-family residences. At June 30, 1998, one-to four-family mortgage loans totaled $9.3 million or 30.31% of gross loans. Of the total one-to four-family mortgage loans, $2.7 million or 29.03% were ARM loans. Of the remaining loans held at June 30, 1998, 24.37% or $7.5 million were commercial real estate loans, 9.17% or $2.8 million were residential construction loans, 11.14% or $3.4 million were multi-family mortgage loans, 24.42% or $7.5 million were commercial construction and land development loans, and the balance were consumer loans.

The aggregate amount of loans that the Bank is permitted to make under applicable state regulations to any one borrower, including related entities, is generally an amount up to 15% of the Bank's capital plus an additional 10% for loans fully secured by readily marketable collateral. At June 30, 1998, the maximum amount which the Bank could lend under these limits to any one borrower and borrower's related entities was $3.3 million. At June 30, 1998, the Bank had loans or groups of loans to related borrowers with outstanding balances of $4.3 million. The Bank effectuated a $4.0 million participation agreement with another lender to reduce the loans to below the limitation. At that date, the Bank had nine borrowers or groups of borrowers with outstanding lending relationships in excess of $400,000, for a total of $11.5 million, all of which loans are performing in accordance with their terms. The Bank's single largest borrowing relationship at June 30, 1998 had multiple loans aggregating $4.3 million. All of such loans are performing in accordance with their terms.

         Composition of Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                              At June 30,
                                                         ----------------------------------------------------
                                                                1996                             1997
                                                         -----------------------      -----------------------
                                                                        Percent                      Percent
                                                                           of                           of
                                                         Amount          Total         Amount         Total
                                                         ------          -----         ------         -----
                                                                        (Dollars in thousands)
Mortgage loans:
       One-to four-family                                $10,745         40.46%       $11,035         37.04%
       Multi-family                                        4,585         17.26%         4,604         15.45%
       Commercial real estate                              4,163         15.68%         5,376         18.05%
       Residential construction                            4,311         16.23%         4,899         16.44%
       Commercial construction/
                      land development                     2,390          9.00%         3,521         11.82%
                                                         -------       --------       -------       -------
Total mortgage loans                                      26,194         98.63%        29,435         98.80%

Consumer loans:
       Home equity                                           356          1.34%           355          1.19%
       Other consumer                                          7          0.03%             2          0.01%
                                                         -------       --------       -------       -------
Total consumer loans                                         363          1.37%           357          1.20%
                                                         -------       --------       -------       -------
       Gross loans receivable                             26,557        100.00%        29,792        100.00%
                                                                       =======                      =======
Less:
       Undisbursed loan proceeds                           3,366                        1,890
       Allowance for loan losses                             126                          147
       Deferred loan fees and discounts                      134                          154
                                                         -------                      -------
                      Total additions / deductions         3,626                        2,191
                                                         -------                      -------
Loans receivable, (net)                                  $22,931                      $27,601
                                                         =======                      =======





                                                                 At June 30,
                                                          ------------------------
                                                                    1998
                                                          ------------------------
                                                                         Percent
                                                                           of
                                                           Amount         Total
                                                           ------         -----
                                                           (Dollars in thousands)
Mortgage loans:
       One-to four-family                                  $ 9,315       $ 30.31%
       Multi-family                                          3,423         11.14%
       Commercial real estate                                7,489         24.37%
       Residential construction                              2,817          9.17%
       Commercial construction/
                      land development                       7,503         24.42%
                                                           -------       -------
Total mortgage loans                                        30,547         99.41%

Consumer loans:
       Home equity                                             177          0.58%
       Other consumer                                            2          0.01%
                                                           -------       -------
Total consumer loans                                           179          0.59%
                                                           -------       -------
       Gross loans receivable                               30,726        100.00%
                                                                         =======
Less:
       Undisbursed loan proceeds                             4,595
       Allowance for loan losses                               169
       Deferred loan fees and discounts                        164
                                                           -------
                      Total additions / deductions           4,928
                                                           -------
Loans receivable, (net)                                    $25,798
                                                           =======



         Contractual Principal Repayments

The following table sets forth the maturity or period to repricing of the Bank's loan portfolio at June 30, 1998. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization.




                                                                              At June 30, 1998
                                             --------------------------------------------------------------------------
                                                   One-to             Multi-Family /        Consumer             Total
                                               Four-Family(1)      Non-residential (1)       Loans               Loans
                                               --------------      -------------------       -----               -----
Amounts due(2):                                                            (Dollars in thousands)
Within one year                                   $ 2,563                $ 2,798               $ 17             $ 5,378
After one year:
       Two to three years                           3,527                 12,140                150              15,817
       Three to five years                            216                     74                 --                 290
       Five to ten years                              629                  1,058                 11               1,698
       Ten to twenty years                          1,346                    754                 --               2,100
       Over twenty years                            4,129                  1,314                 --               5,443
                                                  -------                -------               ----             -------
            Total due or repricing
                   after one year                   9,847                 15,340                161              25,348
                                                  -------                -------               ----             -------
            Total amounts due or
                   repricing                       12,410                 18,138                178              30,726
Less:
       Deferred fees and discounts                    (50)                  (114)                --                (164)
       Allowance for loan losses                      (66)                  (102)                (1)               (169)
                                                  -------                -------               ----             -------
            Gross loans receivable                $12,294                $17,922               $177             $30,393
                                                  =======                =======               ====             =======


The following table sets forth at June 30, 1998, the dollar amount of all loans and mortgage-backed securities due or scheduled to reprice after one year, and whether such loans have fixed or adjustable interest rates. Loans that have adjustable rates are shown as being due in the period during which the interest rates are subject to change.


                                             Due or Repricing
                                            After June 30, 1999
                                    ----------------------------------
                                      Fixed     Adjustable     Total
                                      -----     ----------     -----
                                          (Dollars in thousands)
Mortgage loans:
  One-to four-family                 $ 8,872      $  975       $ 9,847
  Multi-family / non-residential      11,403       3,937        15,340
  Consumer loans                         181          --           161
                                     -------      ------       -------
    Gross loans receivable            20,436       4,912        25,348
  Mortgage-backed securities             420          --           420
                                     -------      ------       -------
    Gross loans receivable and
      mortgage-backed securities     $20,856      $4,912       $25,768
                                     =======      ======       =======

----------------
(1)  Includes some residential construction loans.
(2)  These amounts are net of loan in process.

         One-to Four-Family and Residential Construction Lending

The Bank originates first mortgage loans secured by one-to four-family owner-occupied residences and residential construction loans within the Bank's primary lending area. All of the Bank's first mortgage loans are originated for the Bank's own loan portfolio. At June 30, 1998, $12.1 million, or 39.50%, of the Bank's gross loan portfolio consisted of loans secured by one-to four-family residential properties. Of the one-to four-family residential mortgage loans in the Bank's gross loan portfolio, $2.8 million were in the Bank's residential construction loan category. At June 30, 1998, $9.4 million, or 77.69% of the Bank's one-to four-family residential mortgage loans consisted of fixed rate loans and $2.7 million, or 22.31%, consisted of balloon loans and ARM loans. At June 30, 1998, the average outstanding one-to four-family loan balance was $75,000 and the largest outstanding one-to four-family loan balance was $548,000.

Because of the highly competitive mortgage loan market in which the Bank originates loans, a variety of mortgage products are available from the Bank, with a variety of interest rates, fees and other origination terms. The bank offers conventional fixed rate mortgage loans and ARM loans with maturity dates which typically range from 15 to 30 years. Residential mortgage loans generally are underwritten to Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), an other agency guidelines. The Bank rarely originates loans in excess of these agency limits; however, if the Bank does originate jumbo loans, the loans are underwritten in accordance with the Bank's underwriting guidelines and are retained in the Bank's loan portfolio. The Bank charges origination fees ranging from zero to two points on mortgage loans. The interest rates charged on mortgage loans at any given date will vary, depending upon the amount of origination points to be paid. The interest rate at which the Bank offers to grant a mortgage loan also are determined by the secondary market pricing for comparable mortgage-backed securities, local mortgage loan competition and the Bank's yield requirements.

Mortgage loan originations are solicited from real estate brokers, builders, developers, existing or past customers and residents of the local communities located in the Bank's primary market area. The Bank advertises its product offerings in newspapers and other media circulating throughout its primary market area in addition to its officers soliciting prospects. Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, income and other information is verified, and, as necessary, additional financial information is requested. An appraisal of the real estate that is to secure the loans is required. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing. The lending policy of the Bank restricts mortgage loans to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged by the Bank. The Bank makes mortgage loans to 95% if the lesser of the appraised value or purchase price subject to the availability of private mortgage insurance insuring the amount in excess of 75% of the loan. The Bank reviews all the pertinent information and makes a credit decision for approval or denial within established Bank policy guidelines. Most recommendations to deny applications based on underwriting considerations are reviewed by the Bank's President prior to a final loan denial. All one-to four-family mortgage loan applications are reviewed on a monthly basis by the Board of Directors. Mortgage loans in the Bank's loan portfolio include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent. The Bank enforces the due-on-sale clauses of its mortgage loans.

The Bank originates one and three year ARM loans. The Bank's one-year ARM loans typically adjust to a maximum of 200 basis points per year, with a lifetime cap of approximately 600 basis points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum 30-year term. The Bank does not offer ARM loans which provide for negative amortization. The Bank's three-year ARM loans adjust annually after the initial three year term. The initial rate offered on ARM loans fluctuates with general interest rate changes, and are predetermined by secondary market pricing, competitive conditions and the Bank's yield requirements. Currently, the Bank primarily utilizes the Seventh District Cost of Funds Index, plus a margin, in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. In orde to minimize the risk associated with ARM loans, borrowers under ARM programs are qualified at the higher of the initial offering rate or the fully-indexed rate and with a specified minimum interest rate. None of the ARM loans are granted with conversion options. As compared to fixed rate loans, ARM loans generally pose different risks. In a rising interest rate environment, the underlying loan payment rises, which increases the potential for default by the borrower. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a decreasing interest rate environment, mortgagors tend to refinance into fixed rate loans.

The Bank also offers one-to four-family mortgage loans with balloon features. Under these loans, the interest rate and monthly payment are fixed for the initial term, which is usually one to five years, and thereafter, provided certain conditions are met at maturity, the loan would be paid off in full or renewed at the then-current rate.

The Bank also offers owner-occupied one-to four-family residential construction loans. Residential construction loans are underwritten in conjunction with the regular first mortgage loans and terminate upon completion of the project. At June 30, 1998, the Bank had 17 one-to four-family construction loans in its portfolio, aggregating $2.8 million, and the average outstanding residential construction loan balance was $166,000 and the largest outstanding residential construction loan balance was $548,000. Because most residential construction loans are ARM loans, residential construction afford the Bank the opportunity to decrease the interest rate sensitivity of its loan portfolio and to receive yields on fixed rate loans higher than those obtainable on fixed rate loans secured by existing one-to four-family residential properties. These higher yields, however, correspond to the higher risks associated with residential construction loans. Loan proceeds are disbursed in increments as construction of the residence progresses. Title company disbursement agents are utilized to clear all lien waivers and ensure the Bank's first lien position. These loans are structured to allow borrowers to pay interest only on the funds advanced during the construction period, which is generally six months. In most cases, the Bank structures residential construction loans to automatically convert to regular first mortgage loans upon completion of the project and when certification of occupancy has been obtained.

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

Construction lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial esitmate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of the value proves to be inaccurate, the Bank may be confronted with, at or before maturity of the loan, loan security with a value that is insufficient to assure full repayment. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. These risks are compounded in the Bank's case because it lends large amounts of money to several home builders that, in turn, use the funds to finance the construction of homes for speculation and model homes. If a builder experiences financial problems that affects its ability to complete homes for which the Bank has advanced construction funds, the Bank has more credit risk than if it had made one residential construction loan to a single borrower because the credit is concentrated in that single borrower. Moreover, a builder's ability to repay construction loans will be dependent on the builder's ability to sell the newly constructed homes upon completion, which can be adversely affected by changes in the economy, the market for housing and the demand for, and the supply of, homes constructed by that builder.

At June 30, 1998, the largest aggregate amount of loans outstanding to any one borrower totaled $4.3 million, and consisted of three commercial properties and four single family properties located in Waukesha County, Wisconsin. At June 30, 1998, all of these loans were current and performing in accordance with their terms. These loans did exceed the regulatory "loans to one borrower" limitation at June 30, 1998. The Bank effectuated a $4.0 million participation agreement with another lender to reduce the loans to below the limitation. See "Regulation".

         Multi-Family Lending

The Bank originates or participates in fixed rate and ARM loans secured by multi-family properties. The Bank holds in its loan portfolio 13 multi-family loans which at June 30, 1998 totaled $3.4 million, or 11.14% of the Bank's gross loans. The average outstanding loan balance on each multi-family loan at June 30, 1998 was $263,300. All payments under multi-family loans originated by the Bank were current and performing in accordance with their terms at June 30, 1998. All of the Bank's multi-family loans are secured by properties located in the Bank's primary market area. The rates charged on the Bank's ARM multi-family loans are typically 25 to 50 basis points higher than on one-to four-family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Bank's other ARM loans. An origination fee of 1% to 2% is usually charged on such loans.

Multi-family loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property. The underlying properties typically are apartment buildings generally with 24 or less units. Appraisals on properties which secure multi-family loans are performed by an independent appraiser designated by the Bank at the time the application is submitted. All appraisals on multi-family loans are reviewed by Bank management. In underwriting such loans the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level of the borrower and the Bank's experience with the borrower. To assess the ability of a property to adequately service debt, the Bank uses debt service coverage ratios. Debt service coverage ratios are a means of estimating risk based upon the relationship of debt service to an estimate of a property's stabilized net operating income. Desired debt service coverage ratios will vary depending upon the size of the loan, and the verification of the borrower's credit history, and analysis of the borrower's income, personal financial statements and banking relationships, a review of the property, including cash flow projections and historical operating results, and an analysis of the borrower's experience in owning or managing similar properties. The Bank evaluates all aspects of multi-family lending in order to mitigate risk to the extent possible. Th Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Typically, the Bank gets individual guarantees for all of its multi-family loans.

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

The largest multi-family loan at June 30, 1998 had an outstanding balance of $797,800 and was secured by a 16-unit apartment building located in Pewaukee, Wisconsin. At June 30, 1998, this loan was current and performing in accordance with its terms.

         Commercial Real Estate Lending

The Bank originates or participates in commercial real estate loans secured generally by small office buildings, apartment buildings, hotels, and small industrial/manufacturing buildings. At June 30, 1998, the Bank's commercial real estate loan portfolio consisted of 23 loans totaling $7.5 million, or 24.37%, of the Bank's gross loan portfolio. The Bank's underwriting standards provide that commercial real estate loans generally may be made in amounts up to 80% of the appraised value of the property, subject to the Bank's current loans-to-one-borrower limit. These loans may be made with terms ranging from three years to 25 years, fully amortized, and generally are offered at interest rates which are fixed at prevailing market rates or which adjust in accordance with the Seventh District Cost of Funds index. Some of the Bank's commercial real estate loans are balloon loans. Balloon loan payments generally are amortized on a 15-year to 25-year basis with a typical maturity of three to five years. Th Bank generally has required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.0% to 1.5%.

The average outstanding loan balance on each commercial/non-residential loan at June 30, 1998 was $325,600. The largest commercial real estate loan at June 30, 1998 had an outstanding balance of $1,329,000 and was secured by an office building located in Brookfield, Wisconsin. The concentration of commercial real estate loans to one borrower totaled $1,526,700 at June 30, 1998 and consisted of two loans secured by an office building in Brookfield, Wisconsin. All payments under the Bank's commercial rea estate loans were current at June 30, 1998.

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

         Commercial Construction and Land Development Lending

The Bank also provides construction loans secured by multi-family projects and commercial real estate land development loans. At June 30, 1998, the Bank's commercial construction and land development loan portfolio totaled $7.5 million of the Bank's gross loans. The Bank's commercial construction and land development lending more than doubled between 1998 and 1997. The construction loans secured by multi-family projects usually will involve the construction of 8-unit to 24-unit apartment complexes. The construction loans secured by commercial real estate properties typically will involve hotels or motels and office and warehouse buildings. The Bank will originate land development loans to local developers for the purpose of developing the land (i.e., roads, sewer and water). Construction loans secured by multi-family projects and commercial real estate and land development loans generally are made to existing customers of the Bank and developers and contractors with which the Bank has had previous lending experience, or will involve the purchase of a participation interest from another financial institution. Multi-family and commercial real estate construction loans typically are originated as a one-year ARM loan, while land development loans typically are originated as a three-year ARM loan or a three-year fixed rate balloon loan. Multi-family and commercial real estate construction loans and land development loans typically are originated with interest only payments made during construction wit amortization beginning upon completion. Balloon loan payments, however, are amortized on a 15-year to 25-year basis with a typical loan maturity of three years. These loans are priced at 250 to 350 basis points above the rate on U.S. Treasury securities for comparable maturities. Typically, these loans are made in amounts not to exceed 80% of an independent appraisal for multi-family or commercial real estate lending and 75% of appraisal on land development loans. These appraisals are made to reflect absorption rates in the marketplace for both loan types and discounted for carrying costs and cost of sale regarding land development lending. The Bank monitors individual draws with funds disbursed based on actual work in progress, a contractor's affidavit and an acceptable on-site inspection report. All multi-family and commercial real estate construction loans and all land development loans require a Phase I environmental audit prior to commitment.

At June 30, 1998, the Bank had no multi-family construction loans in its loan portfolio; several commercial real estate construction loans in its loan portfolio, the largest consisting of a loan of $1,965,000 secured by an office building construction project located in Brookfield, Wisconsin; and two land development loans in its portfolio, the largest consisting of a loan of $3,200,000 secured by residential subdivision property located in Johnson's Creek, Wisconsin. At June 30, 1998, all of these loans were current and performing in accordance with their terms.

Commercial construction and land development lending generally is considered to involve a higher degree of risk than one-to four-family mortgage lending. Like residential construction loans to builders for speculation and model homes, commercial construction and land development loans involve inherent risks due to the extension of large amounts of credit to a single borrower. But the risks associated with commercial construction and land development loans are greater than those involved in residential construction because the individual projects tend to be much larger. Accordingly, if the builder cannot complete the commercial project or land development for which the loan is made, the risk of default is high and the amount of credit advanced is large. Furthermore, even if a commercial project is completed, repayment of the construction loan is contingent on the builder's ability to sell the property, which in turn, is often subject to the market prospects for leasing the property. Land development loans are especially risky, since the credit is secured by raw land. If the borrower were to default on the loan, the Bank would own the land, which would not be as readily marketable as developed property and the Bank may need to invest additional funds in the property to improve its marketability. The Bank believes this lending activity affords the Bank the opportunity to invest in relatively higher-yielding assets with shorter terms to maturity and repricing than in the case with one-to four-family mortgage lending. Therefore, the Bank is pursuing these lending opportunities to increase its loan portfolio.

         Other Consumer Lending

The Bank originates a variety of other consumer loans, generally consisting of home improvement loans and loans secured by savings accounts. At June 30, 1997 and 1998, the Bank's consumer loans totaled $357,000 and $179,000, respectively, or 1.20% and 0.59%, respectively, of gross loans at those dates. Home equity loans comprised 99.4% and 98.9% of other consumer loans at June 30, 1997 and 1998, respectively. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

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

LOAN ORIGINATIONS, SALES AND PURCHASES

The following table sets forth the Bank's loan originations and principal repayments for the periods indicated. During the periods, the Bank did not purchase or sell any loans.



                                                            Year Ended June 30,
                                                    --------------------------------
                                                       1996         1997        1998
                                                       ----         ----        ----
                                                          (Dollars in thousands)
   Mortgage loans (gross):
   At beginning of period                           $ 21,936    $ 26,194    $ 29,435
     Mortgage loans originated:
       One-to four-family                              3,236         233       1,992
       Multi-family                                       --         332          --
       Commercial real estate                          1,965         200       1,352
       Residential construction                        3,160       4,815       4,095
       Commercial construction / land development        940       2,893       6,206
                                                    --------    --------    --------
         Total mortgage loans originated               9,301       8,473      13,645
       Principal repayments                           (5,043)     (5,232)    (12,533)
       Sale of loans                                      --          --          --
     Mortgage loans purchased (1)                         --          --          --
                                                    --------    --------    --------
   At end of period                                 $ 26,194    $ 29,435    $ 30,547
                                                    ========    ========    ========

   Consumer loans (gross):
   At beginning of period                                 12         363         357
     Loans originated                                    371          --          --
     Principal repayments                                (20)         (6)       (178)
                                                    --------    --------    --------
   At end of period                                 $    363    $    357    $    179
                                                    ========    ========    ========

-------------------------------------------------------------
(1) Mortgage loan purchases consist of whole loans purchased by the Bank from various other lending institutions. Mortgage loan participations are included in the appropriate loan category.

         Sale of Mortgage Loans

The Bank has originated substantially all of the loans in its portfolio and holds them to maturity. The Bank generally does not engage in the sale of loans. However, from time to time, the Bank may sell participation interests in loans which it has originated in order to spread risk associated with the loan because of the size of the loan relative to the size of the Bank's loan portfolio. Loan participations are sold on a non-recourse basis, and the Bank retains the servicing on all loans it originates and of which it sells participation interests. In the last five fiscal years, the Bank sold one participation interest in a commercial real estate loan. At June 30, 1998 the Bank's retained interest in this commercial real estate loan was $369,200 while the sold participation interest in this loan totaled $121,900.

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

At June 30, 1998, the Bank held 5 participation loans in its loan portfolio totaling $2.5 million, or 8.04%, of the Bank's gross loan portfolio, as follows: a multi-family loan of $704,000 (out of an original entire loan amount of $2.6 million) secured by a 60-unit apartment building and originated in 1992; a commercial real estate construction loan of $474,700 (out of an original entire loan amount of $2.9 million) secured by a hotel and originated in 1994; a land development loan of $750,000 (out of an original entire loan amount of $1,500,000) and originated in 1998; a multi-family loan of $407,200 (out of an original entire loan amount of $900,000) secured by a 24-unit apartment building and originated in 1988; and a commercial real estate loan of $135,300 (out of an entire loan amount of $485,000) secured by a warehouse and office building and originated in 1990.

The purchase of participation loans involves the same risks as the origination of the same types of loans as well as additional risks related to the purchaser's lower level of control over the origination and subsequent administration of the loan. While the Bank intends to purchase additional participation loans in the future, management does not anticipate such activity will be significant.

         Mortgage Loan Brokering Fees

Because of its loans-to-one borrower regulatory limit, the Bank has from time to time received a brokering fee from other financial institutions in exchange for the opportunity to originate various mortgage loans from borrowers with whom the Bank already has a lending relationship. For the year ended June 30, 1997, the Bank did not have any loan brokering opportunities and therefore did not receive any loan brokering fees. For the year ended June 30, 1998, the Bank received real estate loan brokering fees of $11,000 for loan opportunities in the aggregate amount of $2.2 million.

LOAN APPROVAL AND MONITORING

The President of the Bank and at least one director have the authority to approve any consumer loan, one-to four-family mortgage loan, residential construction loan, multi-family loan, commercial real estate loan, commercial construction loan or land development loan, up to $150,000, provided the loan-to-value ratio does not exceed 80%. All loans exceeding this amount and all loans upon which the loan-to-value ratio exceeds 80% are presented to the Board of Directors for approval. The Bank's Board of Directors reviews on a monthly basis all loans made, and ratifies all actions taken relative to loan approvals.

LOAN ORIGINATION, SERVICING AND OTHER FEES

In addition to interest earned on loans, the Bank receives income through fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies form period to period with the volume and type of loans originated.

In connection with the origination of mortgage loans, the Bank charges points for origination and commitment, and fees for processing and closing, in addition to requiring borrower reimbursement for out-of-pocket costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors. The Bank charges origination fees ranging from zero to two points on mortgage loan originations, and such points usually vary inversely with the interest rate on the loan. That is, the amount of the origination fee is typically higher with lower a interest rate and lower if a higher interest rate is established for the loan. Fees are paid by the applicant at the time of loan commitment, whereas the origination fees are paid at the time of closing.

Accounting standards adopted under FASB 91 prescribe the accounting treatment for origination and commitment fees. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield. These amounts are amortized to interest income using the level yield method over the contractual life of the related loans. Deferred loan fees totaled $134,000, $153,000 and $164,000 at June 30, 1996, 1997 and 1998, respectively. Deferred loan origination fees and costs associated with loans sold are recognized at the time of sale as a component of gain or loss on the sale of loans.

DELINQUENCIES, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

At June 30, 1998, the Bank had 2 loans delinquent more than 89 days for a total of $197,000 which were classified as nonperforming. The Bank had no classified assets at June 30, 1998. At June 30, 1997 and 1996, the Bank had no nonperforming assets, classified assets or loans delinquent more than 89 days.

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

At June 30, 1996, 1997, and 1998, delinquencies in the Bank's loan portfolio were as follows:




                                                 -------------------------------------------------------------
                                                                          At June 30, 1996
                                                 -------------------------------------------------------------
                                                          60 - 89 Days                 90 Days or More (1)
                                                 -------------------------------------------------------------
                                                                   Principal                      Principal
                                                     Number         Balance          Number         Balance
                                                    of loans        of loans        of loans       of loans
                                                    --------        --------        --------       --------
                                                 -------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                 -------------------------------------------------------------
Mortgage loans:
       One-to four-family                                    0    $        --               0    $       --
       Multi-family                                          0             --               0            --
       Commercial real estate                                0             --               0            --
       Residential construction                              0             --               0            --
       Commercial construction /
            land development                                 0             --               0            --
                                                    -----------   -----------     -----------    ----------

Total mortgage loans                                         0             --               0            --
                                                    ==========    ===========     ===========    ==========

Consumer loans:
       Home equity                                           0             --               0            --
       Other consumer                                        0             --               0            --
                                                    -----------   -----------     -----------    ----------

Total consumer loans                                         0             --               0            --
                                                    ==========    ===========     ===========    ==========

Total gross loans                                            0             --               0  $         --
                                                    ==========    ===========     ===========    ==========

Delinquent loans to gross loans                                          0.00%                         0.00%
       (including loans held for sale)






                                                 -------------------------------------------------------------
                                                                     At June 30, 1997
                                                 -------------------------------------------------------------
                                                        60 - 89 Days                  90 Days or More (1)
                                                 -------------------------------------------------------------
                                                                 Principal                      Principal
                                                   Number          Balance         Number         Balance
                                                  of loans        of loans        of loans        of loans
                                                  --------        --------        --------        --------
                                                 -------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                 -------------------------------------------------------------
Mortgage loans:
       One-to four-family                                  2     $       195               0              --
       Multi-family                                        0              --               0              --
       Commercial real estate                              0              --               0              --
       Residential construction                            0              --               0              --
       Commercial construction /
            land development                               0              --               0              --
                                                 -----------     -----------    ------------    ------------

Total mortgage loans                                       2             195               0              --
                                                 ===========     ===========    ============    ============

Consumer loans:
       Home equity                                         0              --               0              --
       Other consumer                                      0              --               0              --
                                                 -----------     -----------    ------------    ------------

Total consumer loans                                       0              --               0              --
                                                 ===========     ===========    ============    ============

Total gross loans                                          2   $         195               0              --
                                                 ===========     ===========    ============    ============

Delinquent loans to gross loans                                         0.65%                           0.00%
       (including loans held for sale)







                                                 ----------------------------------------------------------------
                                                                           At June 30, 1998
                                                 ----------------------------------------------------------------
                                                             60 - 89 Days               90 Days or More (1)
                                                 ----------------------------------------------------------------
                                                                     Principal                       Principal
                                                       Number          Balance         Number          Balance
                                                      of loans        of loans        of loans        of loans
                                                      --------        --------        --------        --------
                                                 ----------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                 ----------------------------------------------------------------
Mortgage loans:
       One-to four-family                                      1     $        31               2     $       197
       Multi-family                                            0              --               0              --
       Commercial real estate                                  0              --               0              --
       Residential construction                                0              --               0              --
       Commercial construction /
            land development                                   0              --               0              --
                                                     -----------     -----------     -----------     -----------

Total mortgage loans                                           1              31               2             197
                                                     ===========     ===========     ===========     ===========

Consumer loans:
       Home equity                                             0              --               0              --
       Other consumer                                          0              --               0              --
                                                     -----------     -----------     -----------     -----------

Total consumer loans                                           0              --               0              --
                                                     ===========     ===========     ===========     ===========

Total gross loans                                              1     $        31               2     $       197
                                                     ===========     ===========     ===========     ===========

Delinquent loans to gross loans                                            0.10%                           0.64%
       (including loans held for sale)




1) The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more.

         Non-Performing Assets

Loans are placed on non-accrual status when, in the judgment of Bank management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on non-accrual status, all of the accrued interest on that loan is reversed by way of a charge to interest income. Accrual of interest on a non-accrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is no longer doubtful of collection.

Property acquired by the Bank as a result of a foreclosure, property upon which a judgment of foreclosure has been entered but prior to foreclosure sale and property which has been in substance foreclosed are classified as foreclosure properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair market value. The amount by which the recorded loan balance exceeds the fair market value at the time a property is classified as foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the carrying value of a foreclosed property, is charged against current earnings. At June 30, 1998, the Bank had no properties in foreclosure or in substance foreclosed.

Non-performing loans include loans placed on non-accrual status and troubled debt restructurings.

Non-performing assets consist only of non-performing loans, since there are no foreclosed properties for the periods indicated below. The following table sets forth non-performing loans and assets:



                                                                                   At June 30,
                                                              ------------------------------------------------------
                                                                   1996                 1997               1998
                                                              ---------------    ----------------   ----------------
                                                                                 (Dollars in thousands)
Nonaccrual mortgage loans                                      $          --      $            --    $           197
Nonaccrual consumer loans                                                 --                   --
Real estate in judgement                                                  --                   --                 --
                                                               -------------      ---------------    ---------------
       Total non-performing assets                             $          --      $            --    $           197
                                                               =============      ===============    ===============

Total non-performing assets to gross loans receivable                   0.00%               0.00%              0.64%
                                                               =============      ===============    ===============

Total non-performing assets to total assets                             0.00%               0.00%              0.46%
                                                               =============      ===============    ===============

Interest on non-performing loans on the accrual basis          $          --      $            --    $             6
Accrued interest received on non-performing loans                         --                   --                 --
                                                               -------------      ---------------    ---------------
       Net reduction of interest income                        $          --      $            --    $             6
                                                               =============      ===============    ===============


There are no concentrations of loans exceeding 10% of loans which are not otherwise disclosed as a category of loans.

As of June 30, 1998, there were no other loans not included in the foregoing tables or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

As of June 30, 1998, the Bank had no real estate owned ("REO"). If the Bank were to acquire any REO, it would initially record the REO at the lower of the recorded investment in the loan or the fair market value of the assets securing the loan at the date of foreclosure, less costs to sell. Thereafter, if there were a further deterioration in value, the Bank would either further write down the REO directly or do so indirectly by providing a valuation allowance and charge operations for the reduction in value. The policy for loans secured by real estate, which comprise the bulk of the Bank's portfolio, is to establish loss reserves in accordance with the Bank's loan classification process, based on GAAP. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure at the time of foreclosure.

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

At June 30, 1998, based upon the Bank's asset classification methodology, the Bank had no assets classified as Substandard, Doubtful or Loss.

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

The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required. The amount of the provision for loan losses for the years ended June 30, 1996, 1997 and 1998 reflected management's intention to continue to make annual additions to the Bank's allowance for loan losses until it is equal to approximately 1.0% of the Bank's gross loan portfolio. However, the Bank will continue to monitor its loan loss experience, the condition and composition of its loan portfolio and general economic conditions, and may make further additions to its allowance for loan losses to a greater or lesser extent than it has done historically, depending upon changes in the aforementioned conditions.

The following table sets forth the Bank's allowance for loan losses at the dates indicated.



                                                                                At June 30,
                                                                    ----------------------------------
                                                                    1996          1997         1998
                                                                    ----          ----         ----
                                                                        (Dollars in thousands)
Balance at beginning of period                                    $  104        $  126        $  147
Provision for loan losses                                             22            21            22
Charge-offs net of recoveries
       Mortgage loans                                                 --            --            --
       Consumer loans                                                 --            --            --
                                                                  ------        ------        ------
Total charge-offs (net)                                               --            --            --
                                                                  ------        ------        ------
Balance at end of period                                          $  126        $  147        $  169
                                                                  ======        ======        ======
Ratio of allowance for loan losses to gross receivables
       at the end of period                                         0.47%         0.49%         0.55%
Ratio of allowance for loan losses to non-performing loans
       at the end of period                                         0.00%         0.00%        85.67%
Ratio of allowance for loan losses to total non-performing
       assets at the end of period                                  0.00%         0.00%        85.67%
Ratio of net charge-offs to average gross loans outstanding
       during period                                                0.01%         0.00%         0.00%


The following table shows the Bank's total allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated. It is not anticipated that charge-offs during the year ending June 30, 1999 will exceed the amount allocated to any individual category of loans.






                                          ------------------------------------------------------------------------------------------
                                                                                 At June 30,
                                          ------------------------------------------------------------------------------------------
                                                          1996                                               1997
                                          ------------------------------------------------------------------------------------------
                                                                         % of Total                                       % of Total
                                                                          Loans in                                         Loans in
                                                                          Category                                         Category
                                                          % of            To Total                           % of          To Total
                                                       Total Loans      Outstanding                      Total Loans     Outstanding
                                           Amount      by Category         Loans          Amount         by Category         Loans
                                           ------      -----------         -----          ------         ----------          -----
                                          ------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
                                          ------------------------------------------------------------------------------------------
Breakdown of Allowance:
       Mortgage Loans
            One-to four-family             $ 51           0.47%           40.46%            $ 53            0.49%            36.26%
            Commercial real estate           20           0.47%           15.68%              27            0.49%            18.32%
            Multi-family                     22           0.47%           17.26%              23            0.49%            15.95%
            Commercial construction          11           0.47%            9.00%              10            0.49%             6.60%
            Residential construction         20           0.47%           16.23%              32            0.49%            21.67%
                                           ----           ----           ------             ----            ----            ------
       Total mortgage loans                 124           0.00%           98.63%             145            0.00%            98.80%
            Consumer loans                    2                            1.37%               2                              1.20%
                                           ----                          ------             ----                            ------

Total allowance for loan losses            $126                          100.00%            $147                            100.00%
                                           ====                          ======             ====                            ======








                                          ----------------------------------------------
                                                             At June 30,
                                          ----------------------------------------------
                                                                1998
                                          ----------------------------------------------
                                                                               % of Total
                                                                               Loans in
                                                                                Category
                                                               % of             To Total
                                                           Total Loans        Outstanding
                                              Amount         by Category         Loans
                                              ------         -----------         -----
                                          ----------------------------------------------
                                                       (Dollars in thousands)
                                          ----------------------------------------------
Breakdown of Allowance:
       Mortgage Loans
            One-to four-family                 $ 51             0.55%           30.32%
            Commercial real estate               41             0.55%           24.37%
            Multi-family                         19             0.55%           11.14%
            Commercial construction              42             0.55%           24.42%
            Residential construction             15             0.55%            9.17%
                                               ----             ----           ------
       Total mortgage loans                     168             0.00%           99.42%
            Consumer loans                        1                              0.58%
                                               ----                            ------
Total allowance for loan losses                $169                            100.00%
                                               ====                            ======



(1) The Bank expects to maintain at a minimum an allowance of .40% of its loan portfolio.

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

The Bank's investment policy permits investment in various types of liquid assets authorized under FDIC and state regulations, which include U.S. Treasury obligations, securities of various agencies, certain certificates of deposit of insured banks and savings institutions, certain banker's acceptances and deposits at the FHLB-Chicago. The Bank also is permitted to invest in commercial paper, mutual funds, investment grade corporate debt securities and mortgage-backed and related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. The Bank's investment policy prohibits the Bank from engaging in hedging activities which involve the use of options, futures, interest rate swaps or forward commitments, and from purchasing non-investment grade corporate debt securities. During the years ended June 30, 1996, 1997 and 1998, the Bank did not hold any derivative financial instruments in its investment portfolio to which the provisions of SFAS No. 119 would apply.

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

         2. Securities Available for Sale. The Bank does not intend to hold these assets to maturity and thus carries the assets at an amount which is the lower of aggregate cost or market value with unrealized losses recognized as a component of stockholders' equity. This portion of the securities portfolio is designated to meet anticipated loan demand and deposit runoff or to take advantage of market opportunities.


During the year ended June 30, 1998, the Bank transferred its investments form its held-to-maturity portfolio to its available-for-sale portfolio. This was done as the result of the sale, from its held-to-maturity portfolio, of a $200,000 REMIC, on which a $1,375 realized loss was incurred, whose nature and volatility was inconsistent with the Company's conservative investment objectives. The remaining investments in the held-to-maturity portfolio transferred to the available-for-sale portfolio had an amortized cost of $3.8 million and resulted in an unrealized gain of $48,000.

         Mortgage-Backed Securities and CMOs

At June 30, 1998, the Bank's mortgage-backed securities portfolio totaled $420,000, and consisted of $406,000 of GNMA participation certificates and $14,000 of FHLMC participation certificates.

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

At June 30, 1998, the Bank had no CMOs in its portfolio, as compared to its portfolio of 100,000 as of June 30, 1997. The CMOs owned by the Bank at June 30, 1997 were issued by the FHLMC.

COMPOSITION OF THE BANK'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's mortgage-backed and related securities held for sale at June 30, 1998. At June 30, 1998, the Bank did not have any mortgage-backed and related securities held for investment.




                                               -----------------------------------------------------------------
                                                                       At June 30, 1998
                                               -----------------------------------------------------------------

                                                      One Year or Less             Over One to Five Years
                                               -----------------------------------------------------------------

                                                                  Weighted                        Weighted
                                                  Carrying         Average        Carrying        Average
                                                    Value           Yield           Value          Yield
                                                    -----           -----           -----          -----
                                               -----------------------------------------------------------------
                                                                     (Dollars in thousands)
                                               -----------------------------------------------------------------
Mortgage-backed securities:
       GNMA                                      $       --             --     $        --              --
       FHLMC                                             --             --              14            9.00%

Mortgage-related securities:
       CMOs                                              --             --              --              --
                                                 ----------       --------     -----------      ----------

Total mortgage-backed and related
       securities                                $       --             --     $        14            9.00%
                                                 ==========       ========     ===========      ==========





                                               -----------------------------------------------------------
                                                                   At June 30, 1998
                                               -----------------------------------------------------------

                                                  Over Five to Ten Years             Over Ten Years
                                               -----------------------------------------------------------

                                                                Weighted                        Weighted
                                                Carrying         Average        Carrying         Average
                                                  Value           Yield           Value           Yield
                                                  -----           -----           -----           -----
                                               -----------------------------------------------------------
                                                                  (Dollars in thousands)
                                               -----------------------------------------------------------
Mortgage-backed securities:
       GNMA                                    $      147            8.57%      $     259           10.80%
       FHLMC                                           --              --              --              --

Mortgage-related securities:
       CMOs                                            --              --              --              --
                                               ----------        --------       ---------      ----------

Total mortgage-backed and related
       securities                              $      147            8.57%      $     259           10.80%
                                               ==========        ========       =========      ==========





                                               -------------------------------------------------------------
                                                                       At June 30, 1998
                                               -------------------------------------------------------------
                                                            Mortgage-Backed and Related Securities
                                                                            Total
                                               -------------------------------------------------------------
                                                Average
                                               Remaining                      Approximate      Weighted
                                                Years to       Carrying         Market          Average
                                                Maturity         Value           Value           Yield
                                                --------         -----           -----           -----
                                               -------------------------------------------------------------
                                                                     (Dollars in thousands)
                                               -------------------------------------------------------------
Mortgage-backed securities:
       GNMA                                         13.20    $       406     $       442            9.99%
       FHLMC                                         2.92             14              14            9.00%

Mortgage-related securities:
       CMOs                                            --             --              --              --
                                               ----------    -----------     -----------       ---------

Total mortgage-backed and related
       securities                                   12.75    $       420     $       456            9.40%
                                               ==========    ===========     ===========       =========



The following table sets forth certain information regarding carrying and market values and percentage of total carrying values of the Bank's mortgage-backed and related securities portfolio held for sale. The mortgage-backed and related securities portfolio was classified as held for investment as of June 30, 1997 and previous years. The portfolio was transferred to available for sale during the year ended June 30, 1998 as the result of the sale of the sale of FHLMC CMO.


                                   -----------------------------------------------------------------------------------------------
                                                                              At June 30,
                                   -----------------------------------------------------------------------------------------------
                                                 1996                             1997                             1998
                                   -----------------------------------------------------------------------------------------------
                                   Carrying               Market    Carrying               Market    Carrying               Market
                                    Value    % of Total   Value      Value    % of Total   Value      Value    % of Total   Value
                                   --------  ----------   ------    --------  ----------   ------    --------  ----------   ------
                                   -----------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
                                   -----------------------------------------------------------------------------------------------
Mortgage-backed securities:
   GNMA                            $   679      84.88%   $   735    $   568      82.92%   $   616    $   406      96.67%   $   442
   FHLMC                                21       2.63%        22         17       2.48%        19         14       3.33%        14

Mortgage-related securities:
   CMOs                                100      12.49%        95        100      14.60%        97         --       0.00%        --
                                   -------      -----    -------    -------      -----    -------    -------      -----    -------
Total mortgage-backed and related
   securities                      $   800     100.00%   $   852    $   685     100.00%   $   732    $   420     100.00%   $   456
                                   =======     ======    =======    =======     ======    =======    =======     ======    =======

                                   -----------------------------------------------------------------------------------------------

The following table sets forth the activity in the Bank's mortgage-backed and related securities portfolio during the periods indicated.


                                                                           Years Ended June 30,
                                                                 --------------------------------------
                                                                    1996          1997          1998
                                                                 ---------      --------      --------
                                                                          (Dollars in thousands)
Mortgage-backed and related securities held for
investment
   At beginning of period                                        $   1,020      $    800      $    685
      Purchases                                                         --            --            --
      Sales                                                             --            --          (100)
      Repayments                                                      (221)         (115)         (165)
      Increase in market value                                          --            --            36
      Premium / discount amortization                                    1            --            --
                                                                 ---------      --------      --------
   At end of period                                              $     800      $    685      $    456
                                                                 =========      ========      ========

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

A significant portion of the Bank's investment securities portfolio consists of U.S. government and other agency obligations and mutual fund investments. At June 30, 1998, U.S. government and agency obligation investments totaled $2.0 million, or 17.78% of the Bank's total investment portfolio. The amount of these securities decreased significantly during the year ended June 30, 1998 due to the repayment of borrowings. At June 30, 1998, mutual fund investments, consisting of adjustable and floating rat mortgage securities issued or guaranteed by the U.S. government or its agencies, totaled $4.7 million, or 40.81%, of the Bank's total investment securities portfolio. All of the Bank's mutual fund investments are permissible investments under the Bank's investment policy and all other applicable regulations. Mutual fund investments are carried at market value.

The following table sets forth investment securities issued by a single entity with a total carrying value in excess of 10% of the Bank's retained earnings at June 30, 1998 and all mutual fund investments contained in the Bank's investment securities portfolio at June 30, 1998.


                                                                                                    Carrying         Market
                                                                                                    Value at        Value at
                                                                                                 June 30, 1998    June 30, 1998
                                                                                                 -------------------------------
                                                                                                         (In thousands)
Federated ARMS Fund, Institutional Shares, 251,004.016 shares                                    $        2,500    $      2,430
Asset Management Fund, Inc., Adjustable Rate Mortgage (ARM) Portfolio, 122,517.732 shares                 1,225           1,218
Federated Short-Term Income Fund (A Portfolio of Private Income Securities Trust),
   Institutional Shares, 109,409.190 shares                                                               1,000             956
FHLB Bond, due 06/23/2008                                                                                 2,000           2,006


COMPOSITION OF THE COMPANY'S INVESTMENT SECURITIES PORTFOLIO

The following table sets forth certain information regarding the fair market values and the amortized cost or market value of the Company's investment securities.


                                        ---------------------------------------------------------------------
                                                                         At June 30,
                                        ---------------------------------------------------------------------
                                                        1996                              1997
                                        ---------------------------------------------------------------------
                                                                 Amortized                          Amortized
                                                                  Cost or                             Cost
                                        Carrying                  Market   Carrying                   Market
                                         Value      % of Total    Value     Value      % of Total     Value
                                        ---------------------------------------------------------------------
                                                                 (Dollars in thousands)
                                        ---------------------------------------------------------------------
Securities available for sale:
   U.S. Government and other
      agency obligations                $    --          --      $    --   $ 2,592       22.58%     $ 2,582
   Equity securities - mutual funds       5,350       67.88%       5,525     5,403       47.06%       5,525
   Corporate debt securities              1,955       24.80%       1,955     2,540       22.12%       2,540
   Certificates of deposit                   --          --           --        --          --           --
   Equity securities - FHLB stock            --          --           --        --          --           --
   Equity securities - FHLMC stock          577        7.32%          28       946        8.24%          28
                                        -------      ------      -------   -------      ------      -------
Total investment securities available
   for sale                             $ 7,882      100.00%     $ 7,508   $11,481      100.00%     $10,675
                                        =======      ======      =======   =======      ======      =======
Securities held to maturity:
   U.S. Government and other
      agency obligations                $11,178       96.12%     $11,162   $ 3,189       86.59%     $ 3,202
   Certificates of deposit                  294        2.53%         294       294        7.98%         294
   FHLB stock                               157        1.35%         157       200        5.43%         200
                                        -------      ------      -------   -------      ------      -------
Total securities held to maturity       $11,629      100.00%     $11,613   $ 3,683      100.00%     $ 3,696
                                        =======      ======      =======   =======      ======      =======
                                        ---------------------------------------------------------------------


                                             ---------------------------------
                                                       At June 30,
                                             ---------------------------------
                                                          1998
                                             ---------------------------------
                                                                     Amortized
                                                                      Cost or
                                              Carrying                 Market
                                               Value     % of Total    Value
                                             ---------------------------------
                                                  (Dollars in thousands)
                                             ---------------------------------
Securities available for sale:
   U.S. Government and other
      agency obligations                     $ 2,006       17.94%     $ 2,000
   Equity securities - mutual funds            4,604       41.18%       4,725
   Corporate debt securities                   2,585       23.12%       2,585
   Certificates of deposit                       493        4.41%         486
   Equity securities - FHLB stock                200        1.79%         200
   Equity securities - FHLMC stock             1,293       11.56%          28
                                             -------      ------      -------
Total investment securities available
   for sale                                  $11,181      100.00%     $10,024
                                             =======      ======      =======
Securities held to maturity:
   U.S. Government and other
      agency obligations                     $    --          --      $    --
   Certificates of deposit                        --          --           --
   FHLB stock                                     --          --           --
                                             -------      ------      -------
Total securities held to maturity            $    --          --      $    --
                                             =======      ======      =======



The table below sets forth certain information regarding the carrying value or amortized cost, weighted cost, weighted average yields and maturities of the Company's investment securities at June 30, 1998.


                                              ------------------------------------------------------------------------
                                                                       At June 30, 1998
                                              ------------------------------------------------------------------------
                                                 One Year or Less     Over One to Five Years   Over Five to Ten Years
                                              ------------------------------------------------------------------------
                                               Carrying                Carrying                 Carrying
                                               Value or    Weighted    Value or   Weighted      Value or   Weighted
                                              Amortized    Average    Amortized   Average      Amortized   Average
                                                Cost        Yield        Cost     Yield           Cost      Yield
                                              ------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                              ------------------------------------------------------------------------
Securities available for sale:
   U.S. Government and other
      agency obligations                      $     --        --      $    --        --        $  2,006      6.66%
   Equity securities - mutual funds                 --        --           --        --              --        --
   Corporate debt securities                        --        --           --        --              --        --
   Certificates of deposit                         394      6.21%          99      5.60%             --        --
   Equity securities - FHLB stock                   --        --           --        --              --        --
   Equity securities - FHLMC stock                  --        --           --        --              --        --
                                              --------                -------                  --------
Total investment securities available
   for sale                                   $    394      6.21%     $    99      5.60%       $  2,006      6.66%
                                              ========                =======                  ========
Securities held to maturity:
   U.S. Government and other
      agency obligations                      $     --        --      $    --        --        $     --        --
   Certificates of deposit                          --        --           --        --              --        --
   FHLB stock                                       --        --           --        --              --        --
                                              --------      ----      -------      ----        --------      ----
Total securities held to maturity             $     --        --      $    --        --        $     --        --
                                              ========                =======                  ========
                                              ------------------------------------------------------------------------




                                              -------------------------------------------------------------------------------------
                                                                                At June 30, 1998
                                              -------------------------------------------------------------------------------------
                                                                        No
                                                                    Contractual
                                                Over Ten Years       Maturity                Investment Securities Totals
                                              -------------------------------------------------------------------------------------
                                              Carrying               Carrying      Average      Carrying
                                              Value or   Weighted    Value or     Remaining     Value or    Approximate   Weighted
                                             Amortized   Average    Amortized     Years to      Amortized     Market      Average
                                                Cost     Yield         Cost       Maturity        Cost        Value        Yield
                                              -------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
                                              -------------------------------------------------------------------------------------
Securities available for sale:
   U.S. Government and other
      agency obligations                      $   --      --        $   --         9.92       $  2,000      $  2,006       6.60%
   Equity securities - mutual funds               --      --         4,604           --          4,725         4,604       5.48%
   Corporate debt securities                   2,585    5.70%           --        23.55          2,585         2,585       5.70%
   Certificates of deposit                        --      --            --         0.56            486           493       5.96%
   Equity securities - FHLB stock                 --      --           200           --            200           200         --
   Equity securities - FHLMC stock                --      --         1,293           --             28         1,293      39.70%
                                              -------               ------                    --------      --------
Total investment securities available
   for sale                                   $2,585    5.70%       $6,097                    $ 10,024      $ 11,181       5.77%
                                              =======               ======                    ========      ========
Securities held to maturity:
   U.S. Government and other
      agency obligations                      $    --     --        $   --           --       $    --       $     --         --
   Certificates of deposit                         --     --            --           --            --             --         --
   FHLB stock                                      --     --            --           --            --             --         --
                                              -------               ------                    --------      --------
Total securities held to maturity             $    --     --        $   --           --       $    --       $     --         --
                                              =======               ======                    ========      ========
                                              -------------------------------------------------------------------------------------




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

The following table presents the deposit activity of the Bank for the periods indicated. During the low interest rate environment over the past three years, the Bank's deposits have declined, with depositors shifting funds from lower interest certificates of deposit to mutual funds and other investment alternatives offering higher yields. In addition, although the Bank has been competitively pricing its deposit products over the past two years, its core deposits have continued to decline. The Bank believes its office location, the characteristics of its local market area and depositors shifting funds to mutual funds and other securities for higher rates of return are primary contributors to this continued decline. See "--Market Area and Competition".



                                                                   Years Ended June 30,
                                                         ----------------------------------------
                                                              1996          1997          1998
                                                         ------------  ------------  ------------
                                                                   (Dollars in thousands)
Deposits                                                 $      2,289  $      4,518  $      4,429
Withdrawals                                                     7,334         5,926         5,508
                                                         ------------  ------------  ------------
Net deposits (withdrawals)                                     (5,045)       (1,408)       (1,079)
Interest credited on deposits                                     933           804           814
                                                         ------------  ------------  ------------
Total increase (decrease) in deposits                    $     (4,112) $       (604) $       (265)
                                                         ============  ============  ============



At June 30, 1997 and 1998, the Bank had outstanding $1.40 million and $1.40 million, respectively, in certificates of deposit in amounts of $100,000 or more maturing as follows:


                                                     At                 At
                                                June 30, 1997     June 30, 1998
                                                -------------     -------------
                                                      (Dollars in thousands)
Three months or less                           $  100                  $   --
Over three through six months                     112                      --
Over six through twelve months                    843                   1,196
Over twelve months                                347                     206
                                               ------                  ------
   Total                                       $1,402                  $1,402
                                               ======                  ======



The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal rates on each category of deposits presented.

                               -----------------------------------------------------------------------------------------------------
                                                                                  At June 30,
                               -----------------------------------------------------------------------------------------------------
                                           1996                              1997                               1998
                               -----------------------------------------------------------------------------------------------------
                                        Percent of    Weighted            Percent of    Weighted             Percent of   Weighted
                                          Total        Average              Total        Average               Total       Average
                                Amount  Deposits   Nominal Rate   Amount   Deposits    Nominal Rate   Amount  Deposits  Nominal Rate
                               -------  ---------- ------------   ------  ----------  ------------   ------  ---------- ------------
                               -----------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
                               -----------------------------------------------------------------------------------------------------
Deposit accounts
   Non-interest bearing        $     89      0.49%       --      $     35     0.20%          --      $     68     0.39%       --
   Interest-bearing NOW             126      0.69%     2.50%           92     0.52%        2.50%           35     0.20%     2.50%
   Money market                     952      5.23%     3.45%          926     5.26%        3.45%          852     4.92%     3.40%
   Passbook                       2,775     15.25%     2.78%        2,660    15.12%        2.78%        2,350    13.56%     2.77%
                               --------    ------                --------   ------                   --------   ------
Total demand accounts             3,942     21.66%     2.87%        3,713    21.10%        2.91%        3,305    19.07%     2.87%

Certificates of deposit
   Six months and less            7,230     39.73%     5.59%        6,410    36.43%        5.59%        6,452    37.23%     5.62%
   6 to 12 months                 3,533     19.41%     5.49%        4,326    24.58%        5.49%        3,972    22.91%     5.66%
   13 to 36 months                2,813     15.46%     5.84%        2,807    15.95%        5.84%        3,221    18.59%     5.91%
   37 to 60 months                  632      3.47%     6.01%          289     1.64%        6.01%          380     2.20%     6.22%
   61 to 90 months                   50      0.27%     8.00%           51     0.29%        8.00%           --     0.00%       --
   Jumbo (over 90 months)            --      0.00%     0.00%           --     0.00%        0.00%           --     0.00%       --
                               --------    ------                --------   ------                   --------   ------
Total certificates of deposit    14,258     78.34%     5.64%       13,883    78.90%        5.63%       14,025    80.93%     5.71%
                               --------    ------                --------   ------                   --------   ------
Total deposit accounts         $ 18,200    100.00%     5.04%     $ 17,596   100.00%        5.05%     $ 17,330   100.00%     5.17%
                               ========    ======                ========   ======                   ========   ======
                               -----------------------------------------------------------------------------------------------------



The following table presents, by various rate categories, the amount of certificate accounts outstanding at June 30, 1996, 1997 and 1998 and the periods to maturity of the certificate accounts outstanding at June 30, 1998.

                                ----------------------------------------------------------------------------------------------------
                                              At June 30,                            Period to Maturity from June 30, 1998
                                ----------------------------------------------------------------------------------------------------
                                                                             Within         One to
                                   1996         1997           1998            One           Three        Thereafter      Totals
                                                                               Year          Years
                                ----------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
                                ----------------------------------------------------------------------------------------------------
Certificates of deposit
      amounts:
   3.99% or less                 $     10     $     11       $     11       $     11       $     --       $     --       $     11
   4.00% to 4.99%                      95           --             --             --             --             --             --
   5.00% to 5.99%                  11,180       11,138          9,938          7,971          1,738            229          9,938
   6.00% to 6.99%                   2,402        2,467          3,797          2,380          1,319             98          3,797
   7.00% to 7.99%                     521          216            227             63            164             --            227
   8.00% to 8.99%                      50           51             52             --             --             52             52
   9.00% to 9.99%                      --           --             --             --             --             --             --
                                 --------     --------       --------       --------       --------       --------       --------
Total                            $ 14,258     $ 13,883       $ 14,025       $ 10,425       $  3,221       $    379       $ 14,025
                                 ========     ========       ========       ========       ========       ========       ========
                                ----------------------------------------------------------------------------------------------------

         Borrowings and Other Financial Transactions

The Bank's other available sources of funds include notes payable to the FHLB-Chicago and collateralized borrowings. As a member of the FHLB-Chicago, the Bank is required to own capital stock in and is authorized to apply for borrowings form the FHLB-Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. The FHLB-Chicago may prescribe the acceptable uses for these borrowings, as well as limitations on the amount and repayment provisions. The Bank has borrowed funds in the past, and will continue to monitor use of this source in the future. At June 30, 1997 and 1998, the Bank had $4.0 million and $2.0 million, respectively, outstanding form the FHLB-Chicago. Other sources of funding are from correspondent banks on a short-term basis.

The Bank's borrowings from time to time include reverse repurchase agreements and repurchase agreements. The form of reverse repurchase agreements used by the Bank involves the sale of securities owned by the Bank with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to 12 months. The form of repurchase agreements used by the Bank generally are entered into with local businesses and institutions seeking to deposi funds in excess of insurable limits. Both of these transactions are treated as borrowings on the Bank's financial statements. These transactions are authorized by the Bank's Investment Policy and are governed by agreements with primary government dealers under PSA Master Repurchase Agreements. At June 30, 1997, the Company had $2.0 million outstanding reverse repurchase agreements or repurchase agreements. At June 30, 1998, the Company had no outstanding reverse repurchase agreements.

The following table sets forth certain information regarding the Bank's FHLB-Chicago advances, reverse repurchase agreements and repurchase agreements at or for the periods ended on the dates indicated.


                                                                        As of for Years Ended June 30,
                                                                      ---------------------------------
                                                                        1996         1997         1998
                                                                      ---------------------------------
                                                                            (Dollars in thousands)
FHLB-Chicago advances:
   Average balance outstanding                                        $  134        1,775     $  3,812
   Maximum amount outstanding at any month-end during the period         650        4,000        4,000
   Balance outstanding at end of period                                   --        4,000        2,000
   Weighted average interest rate during the period (1)                 5.82%        5.91%        6.06%
   Weighted average interest rate at end of period                        --         5.97%        6.19%
Reverse repurchase agreements:
   No activity                                                        $   --     $     --     $     --
Repurchase agreements:
   Average balance outstanding                                        $   --     $  1,347     $    532
   Maximum amount outstanding at any month-end during the period          --        3,000        2,000
   Balance outstanding at end of period                                   --        2,000           --
   Weighted average interest rate during the period (1)                   --         5.72%        5.80%
   Weighted average interest rate at end of period                        --         5.70%          --


   -----------------------------
   (1)   Computed on the basis of average monthly balances

REGULATION

The Bank consummated its conversion from a mutual to a stock savings bank on April 18, 1996. The following discussion involves regulations as they apply to stock savings banks and is intended to be a summary of key regulatory issues and not a comprehensive description of all applicable regulations.

The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. The Bank is subject to extensive regulation by the DSL, as its chartering agency, and by the FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a one-bank holding company subject to regulatory oversight by the Board of Governors of the Federal Reserve System ("FRB").

PENDING FINANCIAL MODERNIZATION LEGISLATION

On May 13, 1998, the U.S. House of Representatives passed a sweeping financial modernization bill, H.R. 10, "The Financial Services Act of 1998", by a vote or 214 to 213. The bill was first proposed by the Clinton Administration on May 21, 1997. The final House version differs in many significant respects from the Administration's proposed bill. The House bill has been sent to the U.S. Senate for its consideration. The Senate began hearings on the legislation on June 17, 1998. If passed by the Senate the bill would not become law unless it is signed by the President. Since there are few legislative days left to act in the 105th Congress, many observers believe is an inadequate amount of time for the Senate to act on the legislation in the 1998 legislative year. In addition, the Administration has commented publicly that it will not support the legislation in the form passed by the House. Accordingly, whether the bill will pass in the near future remains uncertain and the ultimate form the legislation might take if enacted cannot be predicted at this time.

The bill, among other things, addresses the ongoing debate concerning mixing banking and commerce. Under the proposal, banks could affiliate with insurance and securities companies in a holding company structure, subject to functional regulation. Much of the debate concerning the legislation has centered on whether non-banking activities can be conducted through subsidiaries of the bank, rather than only through holding companies. In this regard, H.R. 10 requires banks to move non-banking activities to holding companies regulated by the Board of Governors of the Federal Reserve System, thereby removing them from under the bank. Securities activities would be regulated by the Securities and Exchange Commission, and state regulators would oversee insurance activities. The proposal provides for further study of the issues relating to merging the SAIF and BIF. If adopted, the legislation would represent the most significant overhaul of financial services laws since the 1930s when the Glass-Steagall Act of 1933 was enacted.

With respect to the thrift industry, H.R. 10 does not contain provisions eliminating the federal thrift charter and requiring all federal thrifts to convert into national banks within two years. The bill allows existing unitary thrift holding companies to continue operating, but it prohibits the establishment of any new unitary thrifts, if the application for unitary thrift status is filed after March 31, 1998. Prior versions of the bill would have eliminated the federal thrift charter, while allowing existing unitary thrift holding companies to retain their status and affiliations with nonfinancial enterprises and to engage in all currently permissible activities.

WISCONSIN SAVINGS BANK REGULATION

Regulations administered by the DSL govern various aspects of the activities and operations of the Bank, as a Wisconsin-chartered savings bank.

         Examinations and Assessments

The Bank is required to file periodic reports with, and is subject to examination at least once every 18-month period by, the DSL. Savings banks are required to pay examination fees and annual assessments to fund the supervisory operations of the DSL. Based on the assessment rates published by the DSL and the Bank's total assets of $43.4 million at December 31, 1997, the Bank paid $1,822 in assessments for the period ended June 30, 1998.

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

Subject to statutory and regulatory limitations, savings banks may also invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to prior approval of the Director, compliance with capital requirements, and certain other restrictions, savings banks may invest in residential housing development projects. Savings banks may invest in service corporations or subsidiaries with the prior approval of the DSL, subject to certain restrictions. The Bank does not have any subsidiary operations.

The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulation and other federal law and regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991".

         Loans to One Borrower

Wisconsin-chartered savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, provided certain conditions are satisfied. At June 30, 1998, the Bank had loans or groups of loans totaling $4.3 million which exceeded the loans-to-one borrower limitations of $3.3 million. The Bank effectuated a $4.0 million participation agreement with another lender to reduce the loans to below the limitation.

         Qualified Thrift Lender

As a Wisconsin-chartered savings bank, the Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). At June 30, 1998, the Bank maintained over 80% of its assets in qualified thrift investments and therefore met the qualified thrift-requirement.

         Dividend Limitations

A savings bank which meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in-surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the DSL is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under the DSL's regulations, a savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required fo its liquidation account.

         Liquidity

Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8% of its average daily balance during the preceding calendar month of its net withdrawable accounts plus its short-term borrowings. Also required is a "primary liquid assets" ratio of at least 4% of average daily withdrawable accounts and short-term borrowings. "Primary liquid assets" is defined as primary short-term liquid assets and U.S. government and federal agency securities. On June 30, 1998, the Bank's liquidity ratio was 78.56%.

CERTAIN FEDERAL REGULATIONS

Provisions of federal law address risk reduction and the promotion of standards of safety and soundness for insured depository institutions.

         Examinations and Audits

Federal regulations require: (i) annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; (ii) annual audits by independent public accountants for all insured institutions with assets in excess of $500 million; (iii) the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and, (iv) management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures.

         Prompt Corrective Regulatory Action

Federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the regulations, an institution shall be deemed to be: (i) "well-capitalized" if it has a total risk-based capital ratio of 10.0% or more, has Tier 1 risk-based capital of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 4.0% or a Tier 1 leverage capital ratio less than 4.0% (or less than 3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 3.0% or a Tier 1 leverage ratio less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2.0%.

Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distribution or paying a management fee to a controlling person. Undercapitalized and significantly undercapitalized institutions are subject to certain mandatory supervisory actions and face more severe restrictions. The Bank currently exceeds all applicable regulatory capital requirements and therefore is not subject to prompt corrective action

At June 30, 1998, the Bank was a "well-capitalized" institution under the prompt corrective actions regulations.

         Brokered Deposits; Interest Rate Limitations

FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. "Adequately capitalized" institutions may apply for a waiver by letter to the FDIC. An institution that is not "well-capitalized", even if meeting minimum capital requirements, may not solicit brokered or other deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations. As a "well-capitalized" institution, the Bank may accept brokered deposits without restrictions. At June 30, 1998, the Bank had no brokered deposits.

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

The Guidelines prescribe operational and managerial standards for all insured depository institutions relating to internal controls, information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; and compensation fees and benefits.The Bank believes that its operational and managerial standards substantially comply with the standards set forth in the Guidelines and that compliance with the Guidelines will therefore not impose a significant burden on Bank operations.

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

CAPITAL MAINTENANCE

         FDIC Regulation

FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based capital requirements. The Bank is required to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets.

FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage capital" requirement). Tier 1 capital is defined to include the sum of stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (with certain exceptions), identified losses and qualifying investments in securities subsidiaries. An institution that fails to meet the minimum leverage capital requirement must file a capital restoration plan with the appropriate FDIC regional director. At June 30, 1998, the Bank's ratio of Tier 1 capital to total assets was 48.92% or 45.92% in excess of the minimum leverage capital requirement.

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and the supplementary capital (Tier 2). Tier 2 capital is limited to 100% of core capital and includes cumulative preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor.

Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The weighted sum of the four risk-weighted categories equals risk-weighted assets. At June 30, 1998, the Bank's Tier 1 capital to risk-weighted assets was 69.71% or 65.71% in excess of the FDIC requirement and the Bank's total capital to risk-weighted assets was 49.32% or 41.32% in excess of the FDIC requirement.

         Wisconsin Regulations

Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the DSL determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the DSL may require a higher minimum capital level for the savings bank. If a savings banks' capital ratio falls below the required level, the DSL may direct the savings bank to adhere to a specific written plan established by the DSL to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At June 30, 1998, the Bank's total capital, as calculated under Wisconsin law, was $21.2 million or 51.08% of total assets, which was 45.08% in excess of the required amount.

INSURANCE OF DEPOSITS

The Bank's deposits are insured to applicable limits under the SAIF of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized", "adequately capitalized", and "under capitalized". These three groups are then divided into three subgroups which reflect varying levels of supervisory concern from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with reduced insurance rates paid by well capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

Deposit insurance premiums for the Bank, which is classified as a well capitalized savings bank, are currently assessed at the rate of 23 cents per $100 of deposits. The Bank's expense related to FDIC premiums was $10,900 for the fiscal year ended June 30, 1998. Deposit premium levels are set in order to permit the SAIF to achieve a ratio of reserves to insured deposits of 1.25%, and the FDIC may adjust assessment rates in order to maintain the target ratio. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. While an increase in premiums for the Bank could have an adverse effect on earnings, a decrease in premiums could have a positive impact on earnings. The Bank does not expect that any reasonably foreseeable increased insurance assessments would significantly impair the Bank's overall financial condition or results of operations.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continu to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Bank.

REGULATORY LEGISLATION AFFECTING DEPOSIT INSURANCE

Deposits of the Bank currently are insured to applicable limits by the FDIC under the SAIF. The FDIC also insures commercial bank deposits under the BIF. Premium levels are set in order to permit the funds to be capitalized at a level equal to 1.25% of total fund deposits. Assessment rate changes made in 1995 created a deposit insurance premium disparity between the two funds; while most BIF members were paying only a nominal $2,000 annual premium, SAIF members were paying average rates of 23.4 basis points of deposits.

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

The DIF Act addressed other matters which will affect the Bank. The FICO obligations are being shared by all insured depository institutions (after December 31, 1996). This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminated the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF. Effective January 1, 1997, all insured institutions will pay an annual assessment t fund interest payments on the FICO bonds. BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. The annual FICO assessment is 1.3 and 6.5 basis points of deposits for BIF and SAIF members, respectively. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rate basis, which is assessed at 2.4 basis points, until the bonds mature in 2017.

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

In addition, the DSL's regulations establish restrictions on loans and other transactions with the Bank's affiliated persons. All loans to affiliated persons must be made in the "ordinary course of business" involving not more than the "normal risks of collectibility" and not exceeding the loan amount which would be available to members of the general public of similar credit status, must be secured by the principal residence of the affiliated person or deposit accounts maintained at the Bank and must be approved by a majority of the Bank's disinterested directors. Interest rates on loans to affiliated persons must be equal to or greater than the Bank's current cost of funds, except that the interest rate secured by a deposit account must be at least 1% above the rate of return on the deposit account. Extensions of credit to affiliated persons for commercial purposes, in the aggregate, may not exceed $100,000.

The Bank also must comply with Sections 23A and 23B of the Federal Reserve Act relating to transactions with affiliates in the same manner and to the same extent as if the savings bank were a Federal Reserve member bank. Generally, Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, plus an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to non-affiliates. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The DSL, for safety and soundness reasons, may impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections 23A and 23B. Exemptions form 23A and 23B may be granted only by the FRB.

Unless prior approval of the DSL is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% stockholder has a direct or indirect interest. The Bank has not been significantly affected by such restrictions on loans to and transactions with affiliates.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act of 1977, as amended (the "CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The law requires public disclosure of an institution's CRA rating and also requires the primary regulator to provide a written evaluation of an institution's performance. The Bank's latest CRA rating, received on December 15, 1997, was satisfactory.

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

FEDERAL RESERVE SYSTEM

Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including savings banks and savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties all within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1998, a depository institution must maintain average daily reserves equal to 3% of the first $52 million of net transaction accounts and an initial reserve of $1.6 million, plus 10% of that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. As of June 30, 1998, the Bank met its Regulation D reserve requirements.

Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window", but FRB policy generally requires thrift institutions to exhaust all sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of June 30, 1998.

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

The Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of: (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1% of 30% of total assets. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $200,000 at June 30, 1998.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At June 30, 1998, the Bank had $2.0 million in advances outstanding from FHLB-Chicago. See "Business of the Bank".

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, an establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See "Restrictions on Loans and Transactions with Insiders and Affiliates". Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease, sale of property or furnishing of services.

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

         State Savings Bank Holding Company Regulation

In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the DSL.

                                                         33
ITEM 2.       DESCRIPTION OF PROPERTY

The Bank conducts its operations through its full-service office listed below.

                                                      Net Book Value
                               Year                   of Property at
Location                      Opened Owned or Leased  June 30, 1998
--------                      ------ ---------------  -------------
3140 South 27th Street         1953       Owned          $41,000
Milwaukee, WI  53215



ITEM 3.       LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings incidental to the Company's business, which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) Small Cap Market under the symbol of RELI. Information required by this item is included in the table "Market Information" as part of the "Quarterly Consolidated Financial Information (Unaudited)" shown in Note 16 to the "Notes to Financial Statements of Reliance Bancshares, Inc."

As of September 16, 1998, there were 283 registered shareholders of record. Shares outstanding at September 16, 1998 were 2,395,564.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                    At or For the Years Ended June 30,
                                                    ----------------------------------
                                                       1998        1997        1996
                                                       ----        ----        ----
                                                         (Dollars in thousands
                                                         except per share data)

Earnings Per Share                                    $   .23    $   .25    $   .21

Cash Dividends Per Share(1)                              0.00       3.00        N/A

Return on Average Equity                                 2.43%      2.44%      3.45%

Return on Average Assets                                 1.24%      1.32%      1.40%

BALANCE ShEET DATA

Total Assets                                          $42,289    $47,009    $47,752

Loans Receivable, net                                  25,798     27,601     22,931

Investment Securities Available for Sale               10,501     11,481      7,882

Investment Securities Held to Maturity                     --      3,189     11,178

Mortgage-Backed Securities                                456        685        800

Other Interest-earning Assets                             486        494        451

Cash and Cash Equivalents                               4,346      3,048      4,055

Deposits                                               17,330     17,596     18,200

FHLB Advances and Other Borrowings                      2,000      6,008         --

Stockholders' Equity, Substantially Restricted         22,372     22,966     29,348

INCOME STATEMENT DATA

Total Interest and Dividend Income                    $ 3,360    $ 3,472    $ 2,724

Total Interest Expense                                  1,189      1,072      1,153

Provision for Loan Losses                                  22         22         22

Net Interest Income after Provision for Loan Losses     2,149      2,378      1,549

Total Non-Interest Income                                  49         36         17

Total Non-Interest Expenses                             1,261      1,431        721

Income before Income Tax Expense                          937        983        845

Income Tax Expense                                        366        367        331

Net Income                                                571        616        514

----------------------------

(1) Payment of a special distribution on November 15, 1996 of which $2.925 represented a return of capital.

                                                                      At June 30,
                                                            ---------------------------------
                                                            1998           1997       1996
                                                            ----           ----       ----
PERFORMANCE RATIOS

Interest Rate Spread during Period(1)                       2.23%         2.55%        2.25%

Net Interest Margin(1)                                      4.91%         5.29%        4.42%

Non-interest Expense to Average Assets                      2.73%         3.07%        1.97%

Non-interest Income to Average Assets                       0.11%         0.08%        0.05%

Average Interest-earning Assets to Average
     Interest-bearing Liabilities                         199.57%       215.89%      166.94%

ASSET QUALiTY RATIOS

Nonperforming Loans to Gross Loans(2)                       0.64%         0.00%        0.00%

Nonperforming Loans to Total Assets(2)                      0.46%         0.00%        0.00%

Allowance for Loan Losses to Nonperforming Loans(2)        85.67%         0.00%        0.00%

Net Charge-offs to Average Gross Loans                      0.00%         0.00%        0.01%

REGULATORY CAPITAL AnD CAPITAL RATIOS(3)

Tier 1 Risk-based Capital Ratio                            69.71%        74.18%       91.80%

Total Risk-based Capital Ratio                             49.32%        46.52%       49.64%

Leverage Ratio                                             48.92%        46.18%       49.31%

Wisconsin Capital to Assets Ratio for the Bank             51.08%        47.66%       50.24%

Average Stockholders' Equity to Average Assets             50.88%        54.08%       40.71%

Stockholders' Equity to Total Average Assets               48.39%        49.28%       61.46%

OTHER DATA

Number of Deposit Accounts                                 1,462         1,565        1,757

Number or Real Estate Loans Outstanding                      205           229          238

Number of Consumer Loans Outstanding                           4             8            9

Real Estate Loans Originated (in thousands)           $   13,645    $    8,473   $    9,301

Full-service Facilities                                        1             1            1

(1) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2) Nonperforming loans consist on non-accrual loans. Nonperforming assets consist of nonperforming loans because the Bank has no foreclosed properties.
(3) For a discussion of the Bank's regulatory capital ratios, see "Notes to Consolidated Financial Statements".

GENERAL

The Company's business currently consists of the business of the Bank. The Bank is headquartered in Milwaukee, Wisconsin and is a community-oriented, full-service financial institution offering a variety of retail financial services to meet the needs of the communities it serves. The Bank's principal business consists of attracting funds in the form of deposits and investing such funds in loans secured by real estate, investment securities (including United States government and other agency obligations and mutual funds) and mortgage-backed and related securities.

The earnings of the Bank depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage loans, mortgage-backed and related securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits. Net interest income is a function of the Bank's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. Many of the Bank's assets, including mortgage loans and mortgage-backed and related securities, are subject to reinvestment risk. During periods of falling interest rates, higher yielding loans and mortgage-backed and related securities are more likely to prepay and the Bank may not be able to reinvest the proceeds from such repayment in loans or securities with yields similar to those prepaying. The Bank's earnings also are affected by the level of its other income, including loan servicing, commitment and origination fees and gains on sale of loans and investments as well as its level of noninterest expenses, including employee compensation and benefits, directors' fees, occupancy and equipment costs and federal deposit insurance premiums. The Bank's operating results are significantly affected by general economic conditions, and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flow and cost of funds likewise are heavily influenced by prevailing market rates of interest on competing investment alternatives, account maturities and the levels of personal income and savings in the Bank's primary market area.

The operations of the Company rely upon computer equipment and software programs to maintain its account records. The "Year 2000" issue concerns a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Any of Company's software programs, or software programs used by its third-party providers, that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this problem could cause a major system failure or miscalculations and represent a material cost to the Company. Reliance Savings Bank has developed a Year 2000 Compliance Plan and has conducted a review of its computer systems and its third-party systems identifying those that could be affected by the "Year 2000" issue. The Company believes that, with modifications to existing software used by the Company and by its third-party providers, the Year 2000 problem will not pose significant operational problems for the Company. The Company does not anticipate costs to remedy the "Year 2000" issue will have a material impact of the financial condition of the Company.

MANAGEMENT STRATEGY
For many years, the Bank's financial condition has been characterized by high capital and liquidity levels. While the Bank has in recent years had funds to lend, the Bank believes there has been a diminishing demand for one- to four-family mortgage loans in its local market area (generally defined as an area within a three-mile radius of the Bank's office). The Bank intends to continue to emphasize one- to four-family mortgage lending in its local market area, but also has been originating, and intends to continue to originate one- to four-family, residential construction, commercial real estate, commercial construction and land development and multi-family loans both within and outside its local market area in suburbs surrounding the City of Milwaukee, which encompass the Wisconsin counties of Milwaukee, Waukesha, Ozaukee and Washington, in order to generate earnings, adequately leverage its capital and make effective use of its liquid assets.

Financial highlights and operating strategies of the Bank include the following:

1 - PROFITABILITY AND CAPITAL STRENGTH. The Bank has been profitable and has met all of its regulatory capital requirements over at least the past 20 years. For the years ended June 30, 1997 and 1998, the Company's net income was $616,000 and $572,000, respectively. The Company's return on average assets for the years ended June 30, 1997 and 1998 was 1.32% and 1.24%, respectively. The Company's return on average equity for the years ended June 30, 1997 and 1998 was 2.44% and 2.43%, respectively.

At June 30, 1998, the Company had $22.4 million of stockholders' equity, or 52.90% of total assets, and met all of its regulatory capital requirements, in each case on a fully phased-in basis, with GAAP capital of 52.90% of total assets and Tier 1 capital of 48.92% of total risk-weighted assets.

2 - DIVERSIFICATION OF LENDING ACTIVITIES. The largest portion of the Bank's loan portfolio is one- to four-family residential mortgage loans, which amounted to $9.3 million, or 30.31% of total gross loans, at June 30, 1998. The remaining $21.2 million, or 69.69% of total gross loans, at June 30, 1998 consisted of $3.4 million of multi-family loans, $7.5 million of commercial real estate loans, $2.8 million of residential construction loans, $7.5 million of commercial construction and land development loans, and $179,000 of consumer loans.

3 - ASSET QUALITY. The Bank focuses on high asset quality in its lending activities. At June 30, 1998, the Bank had two non-performing loans totaling $197,000 representing only 0.46% of total assets, and the Bank had no non-performing assets during the last three fiscal years. Moreover, the Bank has not had any loan charge-offs during the last three fiscal years. During the years ended June 30, 1997 and 1998, respectively, the Bank added $22,000 to its allowance for loan losses and there were no charge-offs.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
GENERAL
Net income for the year ended June 30, 1998 decreased 5.6% to $572,000 compared to $616,000 for the year ended June 30, 1997. The decrease in the net income was primarily attributable to an decrease in net interest income. Net interest income decreased 9.5% to $2.17 million for the year ended June 30, 1998 compared to $2.40 million for the year ended June 30, 1997, due primarily to a increase in average interest-bearing liabilities, a decrease in interest-earning assets, and a decrease in the interest rate spread. Non-interest income increased 41.7% to $51,000 for the year ended June 30, 1998 compared to $36,000 for the year ended June 30, 1997. Non-interest expense decreased 11.8% to $1,262,000 for the year ended June 30, 1998 compared to $1,431,000 for the year ended June 30, 1997, primarily due to a $96,000 decrease in compensation and benefits and a $151,000 decrease in federal insurance premiums partially offset by a $65,000 increase in professional services. Income taxes decreased 0.3% to $366,000 for the year ended June 30, 1998 compared to $367,000 for the year ended June 30, 1997. The return on average assets decreased to 1.24% for the year ended June 30, 1998 compared to 1.32% for the year ended June 30, 1997. The return on average equity decreased to 2.43% for the year ended June 30, 1998 compared to 2.44% for the year ended June 30, 1997.

NET INTEREST INCOME
Net interest income is determined by an institution's interest rate spread, the relative dollar amount or mix of interest-earning assets and interest-bearing liabilities and the degree of match in the maturity and repricing of its interest-earning assets and interest-bearing liabilities.

Net interest income decreased $229,000 to $2.17 million for the year ended June 30, 1998 compared to $2.40 million for the year ended June 30, 1997. The decrease was due to a $112,000 decrease in total interest income and an increase in total interest expense of $117,000. The decrease in net interest income was the result of a 5.5% increase in average interest-bearing liabilities, and a 2.4% decline in average interest-earning assets, coupled with a 32 basis point decrease in the interest rate spread. The decrease in interest rate spread between June 30, 1998 and 1997 was due primarily to the increase in the average cost of deposit accounts by 11 basis points and a 77 basis point increase in the average cost of borrowings, while the average yield on interest-earning assets declined 6 basis points for the same period.

The decrease in average interest-earning assets over interest-bearing liabilities between June 30, 1998 and 1997 was due to the increase in the average borrowings between periods of $1.48 million and a decrease in the average balances of deposits accounts of $316,000 while the average balances of loans and investments decreased by $1.11 million for the same period. Management believes deposits declined due to general demographic changes in the Bank's local market area and due to competition from alternative investments that were more attractive to depositors during the period.

INTEREST INCOME
Total interest income decreased $112,000, or 3.2% to $3.36 million for the year ended June 30, 1998 compared to $3.47 million for the year ended June 30, 1997, as a result of an decrease in the average balance of interest-earning assets and a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased 6 basis points to 7.60% for the year ended June 30, 1998 compared to 7.66% for the year ended June 30, 1997. For the year ended June 30, 1998, the Bank's average yield on investments was 5.41% compared to 6.07% for the year ended June 30, 1997. Total interest-earning assets decreased 2.4% to $44.2 million for the year ended June 30, 1998 from $45.3 million for the year ended June 30, 1997.

Interest income on loans increased to $2.41 million for the year ended June 30, 1998 compared to $2.23 million for the year ended June 30, 1997. The increase was primarily due to an increase in average loan balances of $1.8 million, and an increase in the average yield of 6 basis points. Interest income on investments decreased to $886,000 for the year ended June 30, 1998 from $1,162,000 for the year ended June 30, 1997.

Interest income on mortgage-backed and related securities declined to $48,000 for the year ended June 30, 1998 compared to $68,000 for the year ended June 30, 1997. The decline was due to a reduction in the balance of mortgage-backed and related securities.

INTEREST EXPENSE
Total interest expense consists of interest expense on deposits which increased $4,000, or 0.4% to $915,000 for the year ended June 30, 1998 from $911,000 for the year ended June 30, 1997 and interest expense on borrowings which increased $113,000 to $274,000 for the year ended June 30, 1998 from $161,000 for the year ended June 30, 1997. The general increase in market rates of interest during the year ended June 30, 1998 resulted in increases in average rates paid on all of the Bank's major categories of deposits to 5.18% for the year ended June 30, 1998 from 5.07% for the year ended June 30, 1997. This increase was partially offset by a $316,000 decrease in average deposits to $17.7 million for the year ended June 30, 1998 from $18.0 million for the year ended June 30, 1997. The level of deposit inflows during any given period is heavily influenced by factors such as the general level of interest rates in the economy as well as alternative yields that investors may obtain on competing investment instruments. Management believes the higher returns on equity investments over the past few years has made alternative financial products, such as mutual funds, more competitive with the Bank's traditional deposit base. In addition, the Bank's deposit base has been decreasing due to general demographic changes in the Bank's local market area and to competition from alternative investments that were more attractive to depositors during the period.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $22,000 for both years ended June 30, 1998 and 1997. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The amount of the provision for loan losses for both the years ended June 30, 1998 and 1997 reflect management's intention to continue to make annual additions to the Bank's allowance for loan losses until it is equal to approximately 1.0% of the Bank's gross loan portfolio. However, the Bank will continue to monitor its loan loss experience, the condition and composition of its loan portfolio and general economic conditions, and make further additions to its allowance for loan losses to a greater or lesser extent than it has done historically, depending upon changes in the aforementioned factors. The allowance for loan losses totaled $169,000 and $147,000 at June 30, 1998 and 1997, respectively. The allowance for loan losses was 0.55% of gross loans at June 30, 1998 and 0.49% of gross loans at June 30, 1997. Nonperforming loans totaled $197,000 at June 30, 1998. There were no nonperforming loans at June 30, 1997. There were no charge-offs recorded by the Company for the years ended June 30, 1998 and 1997.

NON-INTEREST INCOME
Non-interest income increased to $51,000 for the year ended June 30, 1998 compared to $36,000 for the year ended June 30, 1997. The change was due in part to an $28,000 investment gain during the year ended June 30, 1998 compared to an $2,000 investment gain during the year ended June 30, 1997. The remainder of the change was due to a decrease in the cash surrender value of life insurance of $20,000 and a increase in real estate loan brokerage fee income of $11,000 for the year ended June 30, 1998.

NON-INTEREST EXPENSE
Non-interest expense decreased $169,000, or 11.8%, to $1,262,000 for the year ended June 30, 1998 from $1,431,000 for the year ended June 30, 1997. The decrease was due primarily to a decrease in compensation and benefits of $96,000 due to decreases in ESOP expense and pension expense and a decrease in federal insurance premiums of $151,000 partially offset by an increase in fees for professional services of $65,000. Non-interest expense as a percentage of average assets (on an annualized basis) was 2.73% and 3.07%, respectively, for the years ended June 30, 1998 and 1997.

INCOME TAX EXPENSE
Income tax expense decreased $1,000, or 0.3%, to $366,000 for the year ended June 30, 1998 from $367,000 for the year ended June 30, 1997, primarily due to decreased income before income taxes. The decrease reflects the decrease in income before taxes from $983,000 for the year ended June 30, 1997 to $938,000 for the year ended June 30, 1998. The Company's effective tax rates were 39.0% and 37.3%, respectively, for the years ended June 30, 1998 and 1997.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
GENERAL
Net income for the year ended June 30, 1997 increased 20.2% to $616,000 compared to $514,000 for the year ended June 30, 1996. The increase in the net interest was primarily attributable to an increase in net interest income. Net interest income increased 52.8% to $2.40 million for the year ended June 30, 1997 compared to $1.57 million for the year ended June 30, 1996, due primarily to a decrease in average interest-bearing liabilities and an increase in interest-earning assets, and an increase in the interest rate spread. Non-interest income increased 111.8% to $36,000 for the year ended June 30, 1997 compared to $17,000 for the year ended June 30, 1996. Non-interest expense increased 98.5% to $1,431,000 for the year ended June 30, 1997 compared to $721,000 for the year ended June 30, 1996, primarily due to a $112,000 increase in the FDIC assessment, a $155,000 increase in professional services and a $406,000 increase in compensation and benefits. Income taxes increased 10.9% to $367,000 for the year ended June 30, 1997 compared to $331,000 for the year ended June 30, 1996. The return on average assets decreased to 1.32% for the year ended June 30, 1997 compared to 1.40% for the year ended June 30, 1996. The return on average equity decreased to 2.44% for the year ended June 30, 1997 compared to 3.45% for the year ended June 30, 1996.

NET INTEREST INCOME
Net interest income increased $829,000 to $2.40 million for the year ended June 30, 1997 compared to $1.57 million for the year ended June 30, 1996. The increase was due to a $748,000 increase in total interest income and a decrease in total interest expense of $81,000. The increase in net interest income was the result of a 1.5% decline in average interest-bearing liabilities, and a 27.4% increase in average interest-earning assets, coupled with a 30 basis point increase in the interest rate spread. The increase in interest rate spread between June 30, 1997 and 1996 was due primarily to the decrease in the average cost of deposit accounts by 30 basis points, while the average yield on interest-earning assets remained level for the same period.

The increase in average interest-earning assets over interest-bearing liabilities between June 30, 1997 and 1996 was due to the decrease in the average balances of deposit accounts between periods of $3.20 million while the average balances of loans and investments increased by $9.76 million for the same period. Management believes deposits declined due to general demographic changes in the Bank's local market area and due to competition from alternative investments that were more attractive to depositors during the period.

INTEREST INCOME
Total interest income increased $748,000, or 27.5% to $3.47 million for the year ended June 30, 1997 compared to $2.72 million for the year ended June 30, 1996, as a result of an increase in the average balance on interest-earning assets. The average yield on interest-earning assets remained level at 7.66% for the years ended June 30, 1997 and 1996. For the year ended June 30, 1997, the Bank's average yield on loans was 8.82% compared to 8.55% for the year ended June 30, 1996. Total interest-earning assets increased 27.5% to $45.3 million for the year ended June 30, 1997 from $35.6 million for the year ended June 30, 1996.

Interest income on loans increased to $2.23 million for the year ended June 30, 1997 compared to $1.89 million for the year ended June 30, 1996. The increase was primarily due to an increase in average loan balances of $3.2 million, and an increase in the average yield of 27 basis points. Interest income on investments increased to $1,162,000 for the year ended June 30, 1997 from $743,000 for the year ended June 30, 1996.

Interest income on mortgage-backed and related securities declined to $68,000 for the year ended June 30, 1997 compared to $84,000 for the year ended June 30, 1996. The decline was due to a reduction in the balance of mortgage-backed and related securities due to increased prepayments on a mortgage-backed pool yielding over 10%.

INTEREST EXPENSE
Total interest expense decreased $81,000, or 7.0% to $1.07 million for the year ended June 30, 1997 from $1.15 million for the year ended June 30, 1996. The general decrease in market rates of interest during the year ended June 30, 1997 resulted in decreases in average rates paid on all of the Bank's major categories of deposits to 5.07% for the year ended June 30, 1997 from 5.41% for the year ended June 30, 1996. This decrease was coupled with a $3.2 million decrease in average deposits to $18.0 million for the year ended June 30, 1997 from $21.2 million for the year ended June 30, 1996.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $22,000 for both years ended June 30, 1997 and 1996. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. The amount of the provision for loan losses for both the years ended June 30, 1997 and 1996 reflect management's intention to continue to make annual additions to the Bank's allowance for loan losses until it is equal to approximately 1.0% of the Bank's gross loan portfolio. However, the Bank will continue to monitor its loan loss experience, the condition and composition of its loan portfolio and general economic conditions, and make further additions to its allowance for loan losses to a greater or lesser extent than it has done historically, depending upon changes in the aforementioned factors. The allowance for loan losses totaled $147,000 and $126,000 at June 30, 1997 and 1996, respectively. The allowance for loan losses was 0.49% and 0.47% of gross loans at June 30, 1997 and 1996, respectively. There were no nonperforming loans at June 30, 1997 and 1996.. There were no charge-offs recorded by the Company for the years ended June 30, 1997 and 1996.

NON-INTEREST INCOME
Non-interest income increased to $36,000 for the year ended June 30, 1997 compared to $17,000 for the year ended June 30, 1996. The change was due in part to an $2,000 investment gain during the year ended June 30, 1997 compared to an $3,000 investment loss during the year ended June 30, 1996. The remainder of the change was due to an increase in the cash surrender value of life insurance of $23,000 and a decrease in real estate loan brokerage fee income of $8,000 for the year ended June 30, 1997.

NON-INTEREST EXPENSE
Non-interest expense increased $710,000, or 98.5%, to $1,431,000 for the year ended June 30, 1997 from $721,000 for the year ended June 30, 1996. The increase was due primarily to a special one-time FDIC assessment of $112,000, an increase in compensation and benefits of $406,000, and an increase in fees for professional services of $155,000. The Bank anticipates a continued increase in non-interest expense as a result of the Conversion due to anticipated increased legal and accounting fees. Non-interest expense as a percentage of average assets (on an annualized basis) was 3.07% and 2.06%, respectively, for the years ended June 30, 1997 and 1996.

INCOME TAX EXPENSE
Income tax expense increased $36,000 or 10.9%, to $367,000 for the year ended June 30, 1997 from $331,000 for the year ended June 30, 1996. The increase reflects the increase in income before taxes from $845,000 for the year ended June 30, 1996 to $983,000 for the year ended June 30, 1997. The Company's effective tax rates were 37.3% and 39.2%, respectively, for the years ended June 30, 1997 and 1996.

FINANCIAL CONDITION

The following table summarizes certain information relating to the Company's statement of financial condition at the dates indicated.



                                                                         At June 30
                                                            ---------------------------------
                                                              1998         1997         1996
                                                              ----         ----         ----
                                                                   (Dollars in thousands)
         ASSETS:
         Cash and cash equivalents                       $   4,346     $   3,048    $   4,055
         Investment securities                              10,987        14,964       19,354
         Mortgage-backed securities                            456           685          800
         Loans receivable, net                              25,798        27,601       22,931
         LIABILITIES:
         Deposits                                           17,330        17,596       18,200
         Borrowings                                          2,000         6,008          - -
         Stockholders' equity,
              substantially restricted                      22,372        22,966       29,348

The statements of financial condition at June 30, 1998 and 1997 are consolidated (see "Principles of Consolidation" in the Notes to Consolidated Financial Statements).

CASH AND CASH EQUIVALENTS
Cash and cash equivalents increased to $4.3 million at June 30, 1998 from $3.0 million at June 30, 1997. The increase was attributable to the decrease in investment securities during the period and the decrease in borrowings.

INVESTMENT SECURITIES
Investment securities decreased to $11.4 million at June 30, 1998 from $15.6 million at June 30, 1997. The change was primarily due to the sale of investment securities to repay borrowings in the aggregate amount of $4.0 million.

Mortgage-backed and related securities declined to $463,000 at June 30, 1998 from $685,000 at June 30, 1997. The decrease was the result of normal principal payments and from the sale of the $100,000 CMO. Management decided to reinvest the repayment and prepayment proceeds into higher yielding mortgage loans and other investment securities.

The Bank may, in future periods, leverage its capital base by using the proceeds of borrowings from the FHLB-Chicago to purchase mortgage-backed and related securities and investment securities. Therefore, if the leveraging strategy is implemented, the size of the Bank's mortgage-backed and related securities portfolio may increase in future periods.

LOANS RECEIVABLE

Net loans receivable decreased to $25.8 million at June 30, 1998 from $27.6 million at June 30, 1997. The net change in loans arising from originations and principal repayments for the years ended June 30, 1998 and 1997 was $(1,720,000) and $290,000 for one- to four-family loans, respectively; $(1,181,000) and $19,000 for multi-family loans, respectively; $1.9 million and $1.7 million for construction and land development loans, respectively; and, $2.1 million and $1.2 million for commercial real estate loans, respectively. There were no loans sold during these periods. As a result of the originations and repayments during these periods, mortgage loans increased or decreased as follows: one- to four-family mortgage loans were $9.3 million at June 30, 1998, compared to $11.0 million at June 30, 1997; commercial construction and land development loans were $10.3 million at June 30, 1998, compared to $8.4 million at June 30, 1997; multi-family loans were $3.4 million at June 30, 1998, compared to $4.6 million at June 30, 1997; and commercial real estate loans were $7.5 million at June 30, 1998, compared to $5.4 million at June 30, 1997. The large increase in commercial and land development loans is due to a strategic decision to pursue these higher-yielding, shorter maturity loans.

DEPOSITS AND BORROWINGS
Deposits were $17.3 million and $17.6 million at June 30, 1998 and 1997, respectively. Deposits are the Bank's primary source of externally generated funds. The level of deposits is heavily influenced by factors such as the general level of short and long-term interest rates, as well as alternative yields that investors may obtain on competing investment instruments such as mutual funds. In recent years, the lower yields on bank deposit products have made alternative financial products more competitive with the Bank's traditional deposit products. During the year ended June 30, 1998, the Bank's certificate of deposit accounts increased by $142,000 and non-certificate accounts declined by $408,000. At June 30, 1998 and 1997, demand accounts, which consist of interest-bearing and noninterest-bearing NOW accounts, money market accounts and passbook accounts, were $3.3 million and $3.7 million, respectively. The general decrease in these accounts was primarily due to the increased competition from non-deposit accounts offering higher yields than traditional deposit products. The Bank intends to focus on increasing its core deposits in order to maintain a more stable deposit base. However, although the Bank has been competitively pricing its deposit products over the past two years, its core deposits have continued to decline.

The Bank had $2.0 million and $6.0 million in outstanding advances or other borrowings at June 30, 1998 and 1997, respectively. This decrease is primarily attributable to the narrowing spread between the yield on investments and the cost of borrowings and management's decision to repay the borrowings as they came due.

STOCKHOLDERS' EQUITY
The Company's stockholders' equity declined to $22.4 million at June 30, 1998 from $23.0 million at June 30, 1997. The decrease was primarily attributable to the stock repurchased through the various share repurchase programs initiated to improve the return on equity. Stockholders' equity increased as a result of the Company's net income of $572,000 for the year ended June 30, 1998. In addition, stockholders' equity also increased by unrealized gains, net of taxes, for the Bank's securities which were held as available for sale. For the year ended June 30, 1998, the unrealized gain was $239,000, which was net of assumed taxes of $154,000, and for the year ended June 30, 1997, the unrealized gain was 263,000, which was net of assumed taxes of $169,000.

LIQUIDITY, CAPITAL RESOURCES AND REGULATORY CAPITAL
The Bank's primary source of funds are deposits, proceeds of principal and interest payments on loans, and principal and interest payments on mortgage-backed and related securities and investment securities. Although maturity and scheduled amortization of loans and investments are predictable sources of funds, deposit flows, mortgage loan prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. During the year ended June 30, 1998, rates in general declined more significantly than during the year ended June 30, 1997 causing mortgage loan prepayments to increase more than two times the level experienced during the preceding year. For the years ended June 30, 1998 and 1997, the Bank reinvested loan and mortgage-backed and related securities repayments into new mortgage loan originations, primarily commercial and land development loans, and investment securities. In a period of rising interest rates, it is anticipated that mortgage loan prepayments will decrease, and any proceeds from such prepayments would be invested in higher yielding loans or investments which would have the effect of increasing interest income.

The Bank is required to maintain minimum levels of liquid assets under Wisconsin law. Savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8% of its average daily balance of net withdrawable accounts plus short-term borrowings. The Bank's liquidity ratios were 78.56% and 75.05%, at June 30, 1998 and 1997, respectively.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 1998 and 1997, cash and cash equivalents were $4.3 million and $3.0 million, respectively. The increase in cash and cash equivalents was attributable to the increase in mortgage loan repayments during the year.

Liquidity management for the Bank is both a daily and long-term component of the Bank's management strategy. The Bank maintains liquidity levels sufficient to accommodate normal deposit fluctuations and various funding needs, and to meet its asset and liability management objectives. Excess funds generally are invested in short-term investments.

The primary investing activity of the Bank is the origination of loans. For the years ended June 30, 1998 and 1997, respectively, the Bank originated $13.6 million and $8.5 million in mortgage loans. There were no sales or purchases of mortgage loans during these periods. The Bank also did not originate or purchase any mortgage-backed and related securities during these periods. During the years ended June 30, 1998 and 1997, respectively, the Bank received principal repayments on loans totaling $12.5 million and $5.2 million, and principal repayments on mortgage-backed and related securities of $166,000 and $115,000.

At June 30, 1998, the Bank had $946,000 in outstanding loan commitments. The Bank had no commitments to purchase mortgage-backed and related securities at that date. The Bank anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit which are scheduled to mature in one year or less at June 30, 1998 were $10.4 million. Based on its historical experience, management believes that a significant portion of such deposits will remain with the Bank.

Effective June 7, 1993, the Bank converted from a state-chartered mutual savings and loan regulated by the OTS to a state-chartered mutual savings bank subject to regulation by the FDIC and the Wisconsin Department of Financial Institutions. Applicable FDIC regulations require institutions to meet three capital standards: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "Total Capital" in an amount not less than 8% of risk-weighted assets. Wisconsin-chartered savings banks also are required to maintain a minimum capital to assets ratio of 6%. The percent of assets for Wisconsin regulatory capital purposes is based on total unconsolidated assets. See "Regulation" for a discussion of the Bank's regulatory capital requirements.

A summary of the Bank's regulatory capital follows:

                                                                                              At June 30,
                                                                       ------------------------------------------------------
                                                                                   1998                        1997
                                                                       ----------------------------   -----------------------
                                                                                         Percent of                Percent of
                                                                           Amount         Assets       Amount        Assets
                                                                       ------------      ---------    -------       --------

Total capital under generally accepted accounting principals               $20,157          47.28%    $21,026          50.67%
                                                                           =======       ========     =======       ========

Tier 1 capital leverage                                                    $19,670          46.18%    $20,297          48.92%
Tier 1 capital leverage requirement                                          1,278           3.00%      1,245           3.00%
                                                                           -------       --------     -------       --------
Excess                                                                     $18,392          43.18%    $19,052          45.92%
                                                                           =======       ========     =======       ========

Tier 1 risk-based capital                                                  $19,670          74.18%    $20,297          69.71%
Tier 1 risk-based capital requirement                                        1,061           4.00%      1,165           4.00%
                                                                           -------       --------     -------       --------
Excess                                                                     $18,609          70.18%    $19,132          65.71%
                                                                           =======       ========     =======       ========

Total risk-based capital                                                   $19,817          46.52%    $20,466          49.32%
Total risk-based capital requirement                                         2,122           8.00%      2,329           8.00%
                                                                           -------       --------     -------       --------
Excess                                                                     $17,695          38.52%    $18,137          41.32%
                                                                           =======       ========     =======       ========

Wisconsin regulatory capital                                               $20,304          47.66%    $21,195          51.08%
Wisconsin regulatory capital requirement                                     2,556           6.00%      2,489           6.00%
                                                                           -------       --------     -------       --------
Excess                                                                     $17,748          41.66%    $18,706          45.08%
                                                                           =======       ========     =======       ========

Cash flows are categorized as to whether they relate to the operating, investing or financing activities of the Bank. Cash flow from operating activities include net income plus or minus non-cash income statement items and cash flow related to the origination and sale of mortgage loans held for sale. Cash flow from investing activities includes proceeds from the sale or maturity of investment securities, principal payments collected on loans and mortgage-backed and related securities, loan originations and purchases on investments and mortgage-backed and related securities. Cash flow from financing activities includes the increase or decrease in deposits, borrowings and escrows and common stock transactions. The amount of principal repayments on loans and mortgage-backed and related securities are heavily influenced by the general level of interest rates in the economy. During periods in which the Bank is unable to originate a sufficient amount of loans that it intends to retain, such as ARM loans and other loans with shorter terms, and during periods of high principal repayments, the Bank will increase liquid assets, with remaining amounts invested in mortgage-backed and related securities.

Deposits were $17.3 million and $17.6 million at June 30, 1998 and 1997, respectively. The Bank's certificates of deposit accounts at June 30, 1998 and 1997 were $14.0 million and $13.9 million, respectively, and demand accounts, which consist of NOW accounts, money market accounts and passbook accounts, were $3.3 million and $3.7 million, respectively, at June 30, 1998 and 1997. The net decrease was due to the increased competition for nondeposit products offering higher yields than traditional deposit accounts.

DIVIDENDS
The Board of Directors of the Company authorized a special distribution of $3.00 per share to shareholders of record on November 8, 1996. A significant portion of the special distribution represented a non-taxable return of capital that resulted in a reduction in the cost basis of each share. Approximately $0.075 of the special distribution represented the payment of a cash dividend.

Declaration of future dividends by the Board of Directors will depend upon a number of factors, including investment opportunities available to the Company and the Bank, capital requirements, regulatory limitations and the Bank's and the Company's financial condition and results of operations, tax considerations and general economic conditions. The payment of cash dividends by the Bank to the Company will be subject to significant regulatory restrictions. No assurances can be given that any dividends will be paid or will continue to be paid.

COMMON STOCK REPURCHASE AND PURCHASE PROGRAMS
The Company adopted two share repurchase programs for its common stock on August 29, 1996 and June 20, 1997. The repurchase programs were adopted to improve earnings per share and return on equity, and represented an attractive investment alternative compared to other available investments. The repurchased shares became treasury shares and have been used for general corporate purposes. The Company has notified the Wisconsin Department of Financial Institutions, and the FDIC of the repurchase program and has obtained regulatory approval for the program consistent with applicable regulations.

Under the August 29, 1996 program, the Company planned to purchase up to 5% of the outstanding shares of common stock, or approximately 128,117 shares, at prevailing market prices. Approximately 34,000 shares were repurchased at an approximate cost of $283,000. Under the June 20, 1997 program, up to 126,424 shares or 5% of the outstanding shares of common stock would be repurchased at prevailing market prices commencing in late July 1997. In total, 126,424 shares were repurchased at an approximate cost of $1,125,000.

Also on June 20, 1997, the Company announced that the administrators of the Reliance Savings Bank Recognition and Retention Plan (the "Retention Plan") would begin the open market purchase of up to 75,855 shares, or 3% of the outstanding shares of the Company's common stock, which will be used for awards under the Retention Plan. The purchase program calls for shares to be purchased at prevailing market prices over a six-month period of time commencing in late July 1997. Approximately 69,000 shares were purchased at an approximate cost of $611,000.

IMPACT OF INFLATION AND CHANGING PRICES
The Company's Consolidated Financial Statements and Notes thereto have been prepared in accordance with generally accepted accounting principles ("GAAP"), which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels on inflation. Interest rates do not necessarily move in the same direction or to the extent as the price of goods and services.

ACCOUNTING DEVELOPMENTS
In October, 1995, the FASB issued FAS 123, "Accounting for Stock Compensation". The statement encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. FAS 123 is effective for calendar year 1996. However, companies will be required to include in that year's financial statements information about options granted in 1995. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock option plans. Those that do so, however, will be required to disclose in the notes to the financial statements what net income earnings per share would have been if they had followed the new accounting method. The Bank has elected to retain the accounting under APB Opinion No. 25.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities." The Statement focuses on the issues of accounting for transfers and servicing of financial assets, extinquishments of liabilities and financial assets subject to prepayment. SFAS No. 125 is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after December 31, 1996. The provisions of this statement for financial assets subject to prepayment is effective for financial assets held on or acquired after January 1, 1997. SFAS No. 125 is not expected to have a material impact on the financial position or results of operations of the Company.

FASB issued SFAS No. 128, "Earnings per Share." FASB No. 128 applies to (a) companies with common stock or potential common stock (such as options, warrants, or convertible securities) traded in a public market and (b) companies that have filed or are in the process of filing with a regulatory agency to sell securities in a public market. SFAS No. 128 requires companies to report earnings per share data using the weighted-average number of common shares outstanding during the period. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 may not be applied earlier.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 1999, although earlier adoption is permitted. This standard establishes new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge according to criteria established by SFAS 133. Changes in fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change. The Company has no determined the impact that Statement 133 will have on its financial statements and believes that such determination will no be meaningful until closer to the date of initial adoption.

ASSET/LIABILITY MANAGEMENT
The Bank's profitability, like that of most financial institutions, depends to a large extent upon its net interest income, which is the difference between the interest it earns on interest-earning assets, such as loans and investments, and the interest expense it pays on interest-bearing liabilities, such as deposits and borrowings. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institutions' interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it matures or re-prices within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities that mature or re-price within a specified time period. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets that mature or re-price within a specified time period. During a period of rising interest rates, therefore, a negative gap theoretically would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in net interest income while a positive gap would tend to affect net interest income adversely.

In an attempt to manage vulnerability to interest rate changes, management monitors the Bank's interest rate risk. The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk for the Bank given its operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with board approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends to the Board of Directors on a monthly basis and the Bank's interest rate risk position on a quarterly basis.

Generally, the Bank utilizes the following strategies to manage interest rate risk: (i) emphasizing the origination of adjustable rate one- to four-family mortgage loans and non-one- to four-family mortgage loans (which typically are either adjustable rate or short-term) for its loan portfolio; (ii) holding primarily short-term mortgage-backed and related securities and investment securities, and (iii) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing core and longer-term deposits.

By originating ARM loans and other mortgage loans with short to medium terms and investing in relatively short to medium term mortgage-backed and related securities and investment securities, the Bank has been able to reduce interest rate risk by more closely matching the terms and repricing characteristics of its assets and liabilities. Although the Bank has significantly increased its emphasis upon originating ARM loans and has been developing other types of mortgage loans with shorter average lives or terms and invests in mortgage-backed and related securities with shorter average lives, the level of the Bank's portfolio of fixed rate mortgage loans and investments with longer average lives continues to affect its gap position. The Bank's ARM loans also typically have annual and lifetime caps on interest rate increases, which reduces the extent to which they protect the Bank against interest rate risk. Further, mortgage-backed securities are subject to reinvestment risk. For example, during periods of falling interest rates, mortgage-backed securities are more likely to prepay, and the Bank may not be able to reinvest the proceeds from prepayments in securities or other assets with yields similar to those of the prepaying mortgage-backed securities. Mortgage-backed and related securities also are subject to extension risk, which is the risk that the effective maturity of the security may increase in a rising interest rate environment. The market value of a security with a longer maturity typically is more sensitive to changes in market rates of interest, and rising interest rates may have a more pronounced adverse effect on the market value of mortgage-backed and related securities than on other types of investment securities.

The Bank continues to closely monitor its interest rate risk as that risk relates to its strategies. At June 30, 1998, total interest-earning assets maturing or re-pricing within one year exceeded total interest-bearing liabilities maturing or re-pricing in the same period by $7.4 million, representing a positive cumulative one year gap ratio of 17.4%. With a positive gap position, during periods of rising interest rates, it is projected that the cost of the Bank's interest-bearing liabilities would rise slower than the yield on its interest-earning assets, which would have a positive effect upon net interest income. The opposite effect on net interest income would occur in periods of falling interest rates. The Bank also could experience substantial prepayments of its fixed rate mortgage loans in periods of falling interest rates, which would likely result in the reinvestment of such proceeds at market rates which are lower than current rates.

ASSET/LIABILITY MANAGEMENT SCHEDULE
The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities at June 30, 1998, which are anticipated by the Company to mature or reprice in each of the time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. It is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 1998 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable rate loans and fixed rate loans, and as a result of contractual rate adjustments on adjustable rate loans. For loans on residential properties, adjustable rate loans and fixed rate loans are projected to prepay at rates between 15% and 30% annually. Prepayment assumptions are based on OTS prepayment assumptions of 10%
- 30% based on loan type. Mortgage-backed and related securities are projected to prepay at rates between 23% and 29% annually. Money market savings accounts, passbook accounts and negotiable order of withdrawal ("NOW") accounts are assumed to have decay rates between 40% and 70% annually.


                                                                 At June 30, 1998
                                         ---------------------------------------------------------------
                                                                More       More Than
                                         Within     Four to   Than One       Three      Over
                                         Three      Twelve     Year to      Years to    Five
                                         Months     Months   Three Years   Five Years   Years    Total
                                        --------   -------   -----------   ---------  --------  --------
Interest-earning assets (1)
   Mortgage loans (2)
      Fixed                             $ 1,136    $ 3,330     $ 4,644    $   897   $  7,079    $17,086
      Variable                              559      4,160       3,818         --         --      8,537
   Consumer loans (2)                        23         65          81          3          5        177
   Mortgage-backed securities                 7         20          53         55        285        420
   Investment securities
      and other assets                   11,951         95          99         --      3,764     15,909
                                        -------    -------     -------    -------   --------    -------
   Total interest-earning assets        $13,676    $ 7,670     $ 8,695    $   955   $ 11,133    $42,129
                                        =======    =======     =======    =======   ========    =======

Interest-bearing liabilities
   Deposits (3)
      NOW Accounts                      $    10    $    31     $    40    $    14   $      8    $   103
      Money market accounts                 168        505         115         41         23        852
      Passbook accounts                     235        705         902        325        183      2,350
      Certificates of deposit             3,834      6,590       3,221        380         --     14,025
      Borrowings                          2,000         --          --         --         --      2,000
                                        -------    -------     -------    -------   --------    -------
   Total interest-bearing liabilities   $ 6,247    $ 7,831     $ 4,278    $   760   $    214    $19,330
                                        =======    =======     =======    =======   ========   ========

Excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities         $ 7,429    $  (161)    $ 4,417    $   195   $ 10,919    $22,799
                                        =======    =======     =======    =======   ========   ========

Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities         $ 7,429    $ 7,268     $11,685    $11,880     22,799    $22,799
                                        =======    =======     =======    =======   ========   ========

Cumulative excess (deficiency) of
   interest-earning assets over
   interest-bearing liabilities as
   a percent of total assets              17.57%     17.19%     27.63%      28.09%     53.91%     53.91%
                                        =======    =======     ======     =======   ========   ========




(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing OTS prepayment assumptions of 10% - 30% based on loan type.

(2) Balances have been reduced for undisbursed loan proceeds, unearned interest, deferred loan fees and allowances for loan losses, which aggregated $4,926,000 at June 30, 1998. Consumer loans include home equity loans.

(3) Although the Bank's negotiable order of withdrawal ("NOW") accounts, money market accounts and passbook accounts generally are subject to immediate withdrawal, management considers a certain amount of such accounts to be core deposits having significantly longer effective maturities and times to repricing based on the Bank's historical retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market accounts have been assumed to be withdrawn at annual rates of 40%, 40% and 79%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates are higher than the Bank's historical rates but are considered by management to be more indicative of expected withdrawal rates currently. If all of the Bank's NOW accounts, passbook savings and money market deposit accounts had been assumed to be subject to repricing within one year, the one-year cumulative excess of interest-earning assets over interest-bearing liabilities would have been $5.7 million or 12.9% of total assets.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans and mortgage-backed securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of ARM loans and mortgage-backed securities in the Bank's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to the exercise of conversion options and refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

AVERAGE BALANCE SHEET
The following table sets forth certain information relating to the Company's average statements of financial condition and the statements of income for the years ended June 30, 1998, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated.


<CAPTION
                                                                                       Year Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                                1996                                         1997
                                              -----------------------------------------     ---------------------------------------
                                                                             Average                                      Average
                                                Average                      Yield/           Average                     Yield/
                                                Balance       Interest      Rate Paid         Balance      Interest      Rate Paid
                                              ------------- -------------  ------------     ------------  -------------------------
Assets:                                                                               (Dollars in thousands)
   Interest-earning assets:
      Loans                                   $     22,079  $      1,887         8.55%    $   25,290        $   2,230         8.82%
      Mortgage-backed and related securities           895            84         9.39%           716               68         9.50%
      Investment and other securities               12,444           743         5.97%        19,156            1,162         6.07%
      Federal Home Loan Bank stock                     153            10         6.54%           168               12         7.14%
                                              ------------- -------------  ------------   -----------       ----------  -----------
   Total interest-earning assets (1)                35,571         2,724         7.66%        45,330            3,472         7.66%
                                                                           ============                                 ===========
   Noninterest earning assets                        1,021            --                       1,273               --
                                              ------------- -------------                 -----------       ----------

Total assets                                  $     36,592  $      2,724                  $   46,603        $   3,472
                                              ============= =============                 ===========       ==========

Liabilities and Retained Earnings:
   Interest-bearing liabilities:
      Total deposits                          $     21,167  $      1,146         5.41%    $   17,971        $     911         5.07%
      Advances from borrowers for
         taxes and insurance                             7            --            --            --               --            --
      Borrowings                                       134             7         5.22%         3,025              161         5.32%
                                              ------------- -------------  ------------   -----------       ----------  -----------
   Total interest-bearing liabilities               21,308         1,153         5.41%        20,996            1,072         5.11%
                                                                           ============                                 ===========
   Noninterest bearing liabilities                     387            --                         403               --
   Retained Earnings                                14,897            --                      25,204               --
                                              ------------- -------------                 -----------       ----------

Total liabilities and retained earnings       $     36,592  $      1,153                  $   46,603        $   1,072
                                              ============= =============                 ===========       ==========

Net interest income /                                       $      1,571                                    $   2,400
                                                            =============                                   ==========
   interest rate spread (2)                                                      2.25%                                        2.55%
                                                                           ============                                 ===========

Net interest-earning assets /                 $     14,263                                $   24,334
                                              =============                               ===========
   net interest margin (3)                                                       4.42%                                        5.29%
                                                                           ============                                 ===========

Average interest-earning assets to
   average interest-bearing liabilities                            166.9%                                       215.9%
                                                             =============                                    =========


                                                            Year Ended June 30,
                                              -----------------------------------------------
                                                                      1998
                                              ----------------------------------------------
                                                                                 Average
                                                     Average                     Yield/
                                                     Balance      Interest      Rate Paid
                                                   ------------  ------------  ------------
Assets:
   Interest-earning assets:
      Loans                                        $   27,150   $  2,412         8.88%
      Mortgage-backed and related securities              506         48         9.49%
      Investment and other securities                  16,363        886         5.41%
      Federal Home Loan Bank stock                        200         14         7.00%
                                                     ---------  ---------  ------------
   Total interest-earning assets (1)                   44,219      3,360         7.60%
                                                                           ============
   Noninterest earning assets                           2,013         --
                                                     ---------  ---------

Total assets                                       $   46,232   $  3,360
                                                     =========  =========

Liabilities and Retained Earnings:
   Interest-bearing liabilities:
      Total deposits                               $   17,655   $    915         5.18%
      Advances from borrowers for
         taxes and insurance                               --         --            --
      Borrowings                                        4,502        274         6.09%
                                                     ---------  ---------  ------------
   Total interest-bearing liabilities                  22,157      1,189         5.37%
                                                                          ============
   Noninterest bearing liabilities                        554         --
   Retained Earnings                                   23,521         --
                                                     ---------  ---------

Total liabilities and retained earnings            $   46,232   $  1,189
                                                     =========  =========

Net interest income /                                           $  2,171
                                                                =========
   interest rate spread (2)                                                      2.23%
                                                                           ============

Net interest-earning assets /                      $   22,062
                                                     =========
   net interest margin (3)                                                       4.91%
                                                                           ============

Average interest-earning assets to
   average interest-bearing liabilities                           199.6%
                                                                =========


(1) Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.


Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. The amount of interest income resulting from the recognition of loan fees was $91,000, $68,000 and $22,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Interest income on nonaccruing loans is reflected in the period it is collected and not in the periods it is earned. Such amounts are not material to net interest income or net change in net interest income in any period. Nonaccrual loans are included in the average balances and do not have a material effect on the average yield.

RATE/VOLUME ANALYSIS
The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (change in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.




                                                                    Year Ended June 30, 1997
                                                                        Compared to
                                                                    Year Ended June 30, 1998
                                               --------------------------------------------------------------
                                                                    Increase (Decrease)
                                                                          Due to
                                               --------------------------------------------------------------
                                                      Rate                Volume                 Net
                                               -------------------  -------------------- --------------------
                                                                     (Dollars in thousands)
Interest-earning assets:
   Loans                                       $               17    $              165                  182
   Mortgage-backed and
      related securities                                      - -                   (20)                 (20)
   Investments and other
      securities                                             (117)                 (159)                (276)
   Federal Home Loan
      Bank stock                                              - -                     2                    2
                                               -------------------  -------------------- --------------------

Total interest-earning assets                  $             (100)   $              (12)                (112)
                                               ===================  ==================== ====================

Interest-bearing liabilities:
   Total deposits                              $               19    $              (15)                   4
   Advances from borrowers
      for taxes and insurance                                 - -                   - -                  - -
   Borrowings                                                  25                    88                  113
                                               -------------------  -------------------- --------------------

Total interest-bearing liabilities             $               44    $               73                  117
                                               ===================  ==================== ====================

Net change in net interest income              $             (144)   $              (85)                (229)
                                               ===================  ==================== ====================


                                                                        Year Ended June 30, 1996
                                                                           Compared to
                                                                        Year Ended June 30, 1997
                                                   -------------------------------------------------------------
                                                                        Increase (Decrease)
                                                                              Due to
                                                   -------------------------------------------------------------
                                                          Rate                Volume                Net
                                                   -------------------  -------------------  -------------------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans                                          $             62    $             281      $           343
   Mortgage-backed and
      related securities                                         1                  (17)                 (16)
   Investments and other
      securities                                                12                  407                  419
   Federal Home Loan
      Bank stock                                                 1                    1                    2
                                                -------------------  -------------------  -------------------

Total interest-earning assets                     $             76    $             672      $           748
                                                ===================  ===================  ===================

Interest-bearing liabilities:
   Total deposits                                 $            (70)$               (165)     $          (235)
   Advances from borrowers
      for taxes and insurance                                  - -                  - -                  - -
   Borrowings                                                  - -                  154                  154
                                                -------------------  -------------------  -------------------

Total interest-bearing liabilities                $            (70)   $             (11)     $           (81)
                                                ===================  ===================  ===================

Net change in net interest income                 $            146    $             683      $           829
                                                ===================  ===================  ===================

ITEM 7.       FINANCIAL STATEMENTS






                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Reliance Bancshares, Inc.
Milwaukee, Wisconsin


         We have audited the accompanying consolidated statements of financial condition of RELIANCE BANCSHARES, INC. as of June 30, 1998 and 1997 and the related consolidated statements of income, retained earnings, and cash flows for the three years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RELIANCE BANCSHARES, INC. as of June 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.






SCHENCK & ASSOCIATES, SC


Brookfield, Wisconsin
July 31, 1998

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition




                                                                                                              June 30,
                                                                                               ------------------------------------
                                                                                                    1998                 1997
                                                                                               ---------------      ---------------
                                                                                                              (In Thousands)
Assets:
       Cash                                                                                        $    842             $    829
       Cash equivalent interest-bearing deposits                                                      3,504                2,219
                                                                                                   --------             --------
            Total cash and cash equivalents                                                           4,346                3,048
       Investments
            Certificates of deposit                                                                     493                  294
            Investment securities available for sale, at fair value                                  10,949               11,481
            Investment securities held to maturity
                 (estimated market value of $3,934 in 1997)                                             - -                3,874
       Federal Home Loan Bank stock - at cost                                                           200                  200
       Loans receivable - net                                                                        25,798               27,601
       Accrued interest receivable                                                                       87                  182
       Office properties and equipment                                                                   75                   86
       Prepaid expenses and other assets                                                                341                  243
                                                                                                   --------             --------
                               Total assets                                                        $ 42,289             $ 47,009
                                                                                                   ========             ========

Liabilities and Equity:
       Deposit accounts                                                                            $ 17,330             $ 17,596
       Borrowed funds                                                                                 2,000                6,008
       Income taxes:
            Current                                                                                      20                  - -
            Deferred                                                                                    263                  197
       Accrued and other liabilities:
            Interest                                                                                     31                   32
            Other                                                                                       273                  210
                                                                                                   --------             --------
                          Total liabilities                                                          19,917               24,043
                                                                                                   --------             --------

Commitments and contingencies                                                                           - -                  - -

Stockholders' equity:
       Common stock, $1.00 par value; 6,000,000 shares authorized;
            2,562,344 shares issued                                                                   2,562                2,562
       Additional paid-in-capital                                                                    10,001                9,947
       Unearned ESOP compensation                                                                      (449)                (449)
       Unrealized gain on securities available for sale, net of
            applicable deferred income taxes                                                            729                  490
       Retained earnings - substantially restricted                                                  11,043               10,471
       Treasury stock, at cost, 166,780 and 6,519 shares                                             (1,514)                 (55)
                                                                                                   --------             --------
            Total stockholders' equity                                                               22,372               22,966
                                                                                                   --------             --------
                 Total liabilities and stockholders' equity                                        $ 42,289             $ 47,009
                                                                                                   ========             ========





See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income


                                                                                Years Ended June 30,
                                                                     -----------------------------------------
                                                                        1998           1997            1996
                                                                     ----------     ----------      ----------
                                                                       (In thousands, except per share data)

Interest and dividend income:
     Mortgage loans                                                  $    2,412     $    2,230      $    1,886
     Investment securities                                                  886          1,162             743
     Mortgage-backed and related securities                                  48             68              84
     Other loans                                                            - -            - -               1
     Dividends on stock in Federal Home Loan Bank                            14             12              10
                                                                     ----------     ----------      ----------
          Total interest and dividends                                    3,360          3,472           2,724
                                                                     ----------     ----------      ----------

Interest expense:
     Deposits and escrows                                                   915            911           1,146
     Notes payable and other borrowings                                     274            161               7
                                                                     ----------     ----------      ----------
          Total interest expense                                          1,189          1,072           1,153
                                                                     ----------     ----------      ----------
          Net interest income                                             2,171          2,400           1,571
Provision for loan losses                                                    22             22              22
                                                                     ----------     ----------      ----------
     Net interest income after provision for loan losses                  2,149          2,378           1,549
                                                                     ----------     ----------      ----------

Noninterest income:
     Gain (loss) on sale of investments                                      28              2              (3)
     Other income                                                            13             23               9
     Loan fees and service charges                                           10             11              11
                                                                     ----------     ----------      ----------
          Total noninterest income                                           51             36              17
                                                                     ----------     ----------      ----------
          Operating income                                                2,200          2,414           1,566
                                                                     ----------     ----------      ----------

Noninterest expense:
     Compensation and benefits                                              668            764             358
     Occupancy                                                               29             30              30
     Advertising                                                              8              7               7
     Furniture and equipment                                                 12             14              22
     Federal insurance premiums                                              11            162              50
     Professional services                                                  251            186              31
     Data processing                                                         74             72              70
     Stationery, communications, and other operating                         99             96              60
     Directors' fees and expenses of directors, officers
          and employees                                                     110            100              93
                                                                     ----------     ----------      ----------
              Total noninterest expense                                   1,262          1,431             721
                                                                     ----------     ----------      ----------
              Income before income taxes                                    938            983             845
                                                                     ----------     ----------      ----------

Income taxes:
     Current                                                                455            433             336
     Deferred                                                               (89)           (66)             (5)
                                                                     ----------     ----------      ----------
          Total income taxes                                                366            367             331
                                                                     ----------     ----------      ----------
          Net income                                                 $      572     $      616      $      514
                                                                     ==========     ==========      ==========

Earnings per share (basic and diluted)                               $     0.24     $     0.25      $     0.21
                                                                     ==========     ==========      ==========

Dividends per share                                                  $      - -     $     3.00      $      - -
                                                                     ==========     ==========      ==========












See accompanying notes to consolidated financial statements.

                   RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statement of Stockholders' Equity



                                                                                      Unrealized
                                                                                      Gain (Loss)
                                                                                         on
                                                                                      Securities
                                                                                       Available
                                                                                     for Sale, Net
                                                              Additional   Unearned  of Applicable                         Total
                                                      Common   Paid-in       ESOP       Deferred   Retained  Treasury  Stockholders'
                                                      Stock    Capital   Compensation Income Taxes Earnings   Stock       Equity
                                                     -------  ---------- ------------ ------------ --------   ------      ------
                                                                                     (In Thousands)
Balances at June 30, 1995
                                                    $     --  $      --     $    --     $  83    $ 9,533      $   --      $  9,616
Sale of 2,562,344 shares of common stock
   at $8 per share, net of related expensed            2,562     17,225        (713)       --         --          --        19,074
Net income                                                --         --          --        --        514          --           514
Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $92                                    --         --          --       144         --          --           144
                                                    --------  ---------     -------     -----    -------      -------     --------

Balances at June 30, 1996                              2,562     17,225        (713)      227     10,047          --        29,348
Net income                                                --         --          --        --        616          --           616
Cash dividend ($3.00 per share)                           --     (7,374)        249        --       (192)         --        (7,317)
Purchase of treasury stock                                --         --          --        --         --        (283)         (283)
Issuance of treasury stock for retention plan             --        (15)         --        --         --         228           213
Amortization of unearned ESOP compensation                --        111          15        --         --          --           126
Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $169                                   --         --          --       263         --          --           263
                                                    --------  ---------     -------     -----    -------      -------     --------

Balances at June 30, 1997                              2,562      9,947        (449)      490     10,471         (55)       22,966
Net income                                                --         --          --        --        572          --           572
Purchase of treasury stock                                --         --          --        --         --      (1,736)       (1,736)
Issuance of treasury stock for retention and
   option plans                                           --         --          --        --         --         277           277
Amortization of unearned ESOP compensation                --         54          --        --         --          --            54
Change in unrealized gain (loss) on securities
   available for sale, net of applicable deferred
   income taxes of $154                                   --         --          --       239         --          --           239
                                                    --------  ---------     -------     -----    -------      -------     --------

Balances at June 30, 1998                             $2,562    $10,001       $(449)    $ 729    $11,043      $(1,514)    $ 22,372
                                                    ========  =========     =======     =====    =======      =======     ========












See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows





                                                                                              Years Ended June 30,
                                                                                  ------------------------------------------
                                                                                       1998           1997            1996
                                                                                  -----------    -----------     -----------
                                                                                                 (In Thousands)


Cash Flows from Operating Activities:
     Net Income                                                                   $      572     $      616      $      514
     Adjustments to reconcile net income to net cash provided (used)
              by operating activities:
          Provision for depreciation                                                      16             18              23
          Provision for loan losses                                                       22             22              22
          Amortization of premiums, discounts and fees - net                            (100)           (79)            (33)
          ESOP expenses                                                                   54            126              --
          Increase (decrease) in income taxes payable                                     20             (5)            (59)
          Provision for (reduction of) deferred income taxes                             (89)           (66)             (4)
          (Increase) decrease in interest receivable                                      95             (9)            (78)
          Net increase (decrease) in accrued/other liabilities                            62            126              15
          Net (increase) decrease in prepaid expense and other assets                    (98)           (31)              9
          Loss (gain) on investments                                                     (28)            (2)              3
                                                                                  ----------     ----------      ----------
              Net cash provided (used) by operating activities                           526            716             412
                                                                                  ----------     ----------      ----------

Cash Flows from Investing Activities:
     Purchases of Federal Home Loan Bank stock                                            --            (43)             (5)
     Proceeds from sale/maturities of investment securities
          held to maturity                                                                --          9,460           5,434
     Purchase of investment securities held to maturity                                   --         (1,000)        (12,188)
     Proceeds from sale/maturities of investment securities
          available for sale                                                          11,371          3,192           1,505
     Purchase of investment securities available for sale                             (7,000)        (6,818)         (4,994)
     Net (increase) decrease in loans                                                  1,873         (4,624)         (1,896)
     Principal payments collected on mortgage-backed
          securities                                                                     266            115             220
     Purchase of fixed assets                                                             (5)           (20)             --
                                                                                  ----------      ---------       ---------
              Net cash provided (used) by investing activities                         6,505            262         (11,924)
                                                                                   ---------     ----------      ----------

Cash Flows from Financing Activities:
     Net proceeds from issuance of common stock                                           --             --          19,074
     Purchase of treasury stock                                                       (1,736)          (283)             --
     Treasury stock issued                                                               277            213              --
     Repayments of short-term borrowing                                               (2,000)            --            (650)
     Proceeds from short-term borrowing                                                   --          4,000             650
     Proceeds from securities sold under repurchase agreements                            --          4,053              --
     Payments on securities sold under repurchase agreements                          (2,008)        (2,046)             --
     Increase (decrease) in deposit accounts                                            (266)          (605)         (4,112)
     Increase (decrease) in advance payments by borrowers                                 --             --            (172)
     Payment of cash dividend                                                             --         (7,317)             --
                                                                                  ----------     ----------      ----------
              Net cash provided (used) by financing activities                        (5,733)        (1,985)         14,790
                                                                                  ----------     ----------      ----------
              Increase (decrease) in cash and cash equivalents                         1,298         (1,007)          3,278

Cash and Cash Equivalents at beginning of period                                       3,048          4,055             777
                                                                                  ----------     ----------      ----------

Cash and Cash Equivalents at end of period                                        $    4,346     $    3,048      $    4,055
                                                                                  ==========     ==========      ==========







See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows



                                                                                Years Ended June 30,
                                                                     ------------------------------------------

                                                                           1998           1997            1996
                                                                     -----------    -----------     -----------
                                                                                    (In Thousands)
Supplemental Cash Flow Information:
     Cash paid during the period for:
          Interest on deposit accounts                               $      147     $      148      $      183
          Income taxes                                                      436            438             395
          Interest on borrowings                                            274            161              18

     Noncash investing activities:
          Loans transferred to foreclosed properties and real
              estate in judgment                                            - -            - -             - -

          Total increase in unrealized gain on securities available
              for sale                                                      398            432             236

          Investments transferred to available-for-sale from
              held-to-maturity, at cost                                   3,818            - -             - -








Accounting Policies Note:       Cash equivalents include demand deposits at other financial institutions and the Federal Home Loan Bank.






See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Reliance Bancshares, Inc. and Subsidiary (the Company) conform to generally accepted accounting principles and prevailing practices within the thrift industry. A summary of the more significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Reliance Bancshares, Inc. and its wholly-owned subsidiary, Reliance Savings Bank (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

Reliance Bancshares, Inc. provides a full range of financial services to individual customers in southeastern Wisconsin through its wholly-owned insured banking subsidiary, Reliance Savings Bank. The Bank is a state chartered stock savings bank which conducts its business through one facility. The Bank emphasizes permanent and construction loans secured by real estate. The Bank's primary deposit products are savings accounts and certificates of deposit.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS IN SECURITIES

The Company's investments in securities are classified in two categories and accounted for as follows:

      SECURITIES HELD TO MATURITY - Debt and mortgage-backed securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

      SECURITIES AVAILABLE FOR SALE - Securities available for sale consist of equity securities and certain debt and mortgage-backed securities not classified as securities held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized, if judged to be temporary.

The Company does not hold any trading securities at June 30, 1998.

Gains and losses on the sale of securities available for sale are determined using the specific identification method.

MORTGAGED-BACKED SECURITIES

The Company has a portfolio of mortgage-backed certificates which bear interest at stated rates ranging from 8.5% to 15% and which mature between 2005 and 2020. Most of the pools were acquired at a discount; a few were acquired at a nominal premium. Mortgage-backed certificates acquired at a discount after July 1, 1982 are being amortized and included in the Company's gross income using the interest method. Prior year discounts are being amortized on a straight-line basis over eleven to twelve years. The difference in prior year discount amortization on a straight-line basis versus the interest method is not material. The Company will continue to amortize discounts on mortgage-backed certificates purchased prior to July 1, 1982 on a straight-line basis. Premium amortizations are not material in amount. The Company has adequate liquidity and capital, and it is generally management's intention to hold such assets to maturity. Should any be sold, gains and losses will be recognized based on the specific identification method.

At June 30, 1998 and 1997, the Company had no outstanding commitments to sell loans or securities.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan-origination fees and discounts.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

INTEREST ON LOANS

Interest on loans is recorded as income as the borrowers' payments become due. Interest collected in advance of the payment due date is deferred until the payment is due. Uncollected interest on loans in excess of 90 days delinquent is fully reserved (June 30, 1998 - $5,687, June 30, 1997 - $0).

LOAN-ORIGINATION FEES AND RELATED COSTS

Prior to July 1, 1988, the Bank recognized loan origination fees as income over a period of ten years at ten percent a year, the related costs associated with these loans were expensed as incurred.

Loan fees received on or after July 1, 1988, are accounted for in accordance with FASB Statement No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

Accordingly, loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Bank is generally amortizing these amounts over the contractual life of the related loans.

OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are stated at cost less accumulated depreciation and include expenditures for new facilities and items which substantially increase the useful lives of existing buildings and equipment. Building and equipment are depreciated on the straight-line method over the estimated lives of the assets. Expenditures for normal repairs and maintenance are charged to operations as incurred. When properties are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income. The estimated useful lives used to compute depreciation for financial reporting purposes are as follows:

      Office, buildings and improvements                   10 - 42 years

      Furniture, fixtures and equipment                     5 - 10 years

      Automobile                                                 6 years

INCOME TAXES

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities result primarily from the Company and the Bank reporting taxable income using the cash basis method of accounting which differs from the accrual method used in reporting income on the financial statements, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse.

REAL ESTATE OWNED/REAL ESTATE IN JUDGMENT

Property acquired in settlement of loans is recorded at the lower of the related principal balance upon foreclosure or its fair value. Costs of developing and improving such properties are to be capitalized. Expenses related to holding such real estate, net of rental and other income, are charged against income as incurred. A provision for estimated losses is recorded when it is known that the net realizable value is less than the carrying value.

Profit on the sale of real estate is recognized as income in the year sold only to the extent that cash is received. Excess profit, if any, is deferred and recognized as income as principal payments are made on the loan or contract.

EARNINGS PER SHARE

On April 18, 1996, Reliance Savings Bank converted from a state-chartered mutual savings bank to a state-chartered stock savings bank with the concurrent formation of a holding company. As part of this conversion, Reliance Bancshares, Inc. sold 2,562,344 shares of stock.

Earnings per share are based on the weighted average number of common shares outstanding during each period and common stock equivalent shares, using the treasury share method. ESOP shares that are committed to be released are considered to be outstanding. Primary and fully diluted earnings per share are the same. The common stock equivalents consist entirely of stock options. The resulting weighted average number of shares used in computing earnings per share for the year ended June 30, 1998 and 1997 is 2,399,250 and 2,456,131 shares of common stock.

Earnings per share of common stock for the year ended June 30, 1996, were computed based on consolidated net income and weighted average outstanding shares of common stock computed as if Reliance Bancshares, Inc. initial public offering had taken place on July 1, 1995. In this computation, net income was not adjusted for the additional income which could have been earned had the net proceeds from the offering been available for investment as of July 1, 1995. Uncommitted ESOP shares (89,125) were not included in the weighted average outstanding shares per SOP 93-6. The resulting weighted average number of shares of common stock is 2,473,219.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to retain the accounting under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting under SFAS No. 123 had been applied. Reliance Bancshares, Inc. has elected to retain the intrinsic value based method of accounting. See Note 12 for additional information concerning SFAS No. 123.

RECLASSIFICATIONS

Certain prior year items have been reclassified to conform to current year presentation.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE FOR SALE

The carrying value (amortized cost) and estimated market values of investment securities available-for-sale are as follows:



                                                                                  June 30, 1998
                                                   --------------------------------------------------------------------------------
                                                                           Gross                 Gross              Estimated
                                                     Amortized          Unrealized             Unrealized            Market
                                                       Cost               Gains                  Losses               Value
                                                   -----------        ------------             ----------          -----------
                                                                               (In thousands)
Equity securities - common stock                   $     28           $     1,265               $   --             $    1,293

Mortgage-backed securities                              423                    40                   --                    463

U. S. Government and other marketable securities      4,585                     5                   --                  4,590

Equity securities - mutual funds                      4,725                    --                  122                  4,603

                                                   --------           -----------               ------             ----------
     Total                                         $  9,761           $     1,310               $  122             $   10,949
                                                   ========           ===========               ======             ==========

                                                                                  June 30, 1997
                                                   --------------------------------------------------------------------------------
                                                                           Gross                 Gross              Estimated
                                                     Amortized          Unrealized             Unrealized             Market
                                                       Cost               Gains                  Losses                Value
                                                   -----------        ------------             ----------          ----------
                                                                               (In thousands)
Equity securities - common stock                   $     28           $       918               $   --             $      946

Corporate debt securities                             5,122                    12                    2                  5,132

Equity securities - mutual funds                      5,525                    --                  122                  5,403
                                                   --------           -----------               ------             ----------

     Total                                         $ 10,675           $       930               $  124             $   11,481
                                                   ========           ===========               ======             ==========






Detail of sales of investment securities available-for-sale are as follows:


                                       Proceeds
                                         from                 Gross                Gross
                                         Sales                Gains               Losses
                                  -------------------- -------------------- --------------------
                                                         (In thousands)
Year Ended:
     June 30, 1998                $            11,046  $                32  $                 4
     June 30, 1997                              3,652                    2                   --
     June 30, 1996                                500                   --                    3

NOTE 3 - INVESTMENT SECURITIES HELD TO MATURITY

The amortized cost and estimated market values of investment securities held-to-maturity are as follows:


                                                                                June 30, 1997
                                             ----------------------------------------------------------------------------------
                                                                         Gross                Gross              Estimated
                                                  Amortized           Unrealized           Unrealized             Market
                                                    Cost                 Gains               Losses                Value
                                             -------------------- -------------------- -------------------- -------------------
                                                                                (In thousands)
Mortgage-backed securities                   $               685    $              50   $                3   $              732

U.S. Treasury obligations and
     obligations of U.S. agencies                          3,189                   13                   --                3,202
                                             -------------------    -----------------   ------------------   ------------------

                                             $             3,874    $              63   $                3   $            3,934
                                             ===================    =================   ==================   ==================



The amortized cost and estimated market value of investment securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities on those securities where the borrowers may have the right to call or prepay obligation with or without call or prepayment penalties.

Contractual maturities are as follows:


                                                                            June 30, 1998
                                          -------------------------------------------------------------------------------
                                                        Held to maturity                         Available for sale
                                          ----------------------------------------- -------------------------------------
                                                                    Estimated                                 Estimated
                                               Amortized             Market              Amortized             Market
                                                 Cost                 Value                Cost                 Value
                                          -------------------- -------------------- -------------------- ----------------
                                                                         (In thousands)
Within one year or no maturity            $               --     $            --    $           4,753    $           5,896
Greater than one year but less
     than five years                                      --                  --                   14                   15
Greater than five years but less
     than ten years                                       --                  --                  147                  160
Greater than ten years                                    --                  --                4,847                4,878
                                          ------------------     ---------------    -----------------    -----------------

          Total                           $               --     $            --    $           9,761    $          10,949
                                          ==================     ===============    =================    =================

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                                         June 30,
                                                      ---------------------------------------
                                                             1998                 1997
                                                      ------------------   ------------------
                                                                    (In thousands)
First mortgage loans:
   One-to-four family residential                      $           9,315   $           11,035
   Multi-family residential                                        3,423                4,604
   Commercial                                                      7,489                5,376
   Construction                                                   10,320                8,420
Consumer and other loans:
   Savings account                                                     2                    2
   Second mortgages                                                  177                  355
                                                       -----------------   ------------------
      Total loans                                                 30,726               29,792
                                                       -----------------   ------------------

Less:
   Undisbursed loan proceeds                                       4,595                1,890
   Deferred loan fees                                                164                  154
   Allowance for loan losses                                         169                  147
                                                       -----------------   ------------------
                                                                   4,928                2,191
                                                       -----------------   ------------------

      Loans receivable - net                           $          25,798   $           27,601
                                                       =================   ==================



Activity in the allowance for loan losses is summarized as follows:


                                                                                   Year Ended June 30,
                                                              -------------------------------------------------------------
                                                                     1998                 1997                 1996
                                                              -------------------  -------------------  -------------------
                                                                                     (In thousands)
Balance at beginning of year                                  $              147   $              126   $              104

     Provisions charged against income                                        22                   21                   22
     Charge-offs and recoveries - net                                         --                   --                   --
                                                              ------------------   ------------------   ------------------

Balance at end of year                                        $              169   $              147   $              126
                                                              ==================   ==================   ==================



The existing allowance for loan losses is considered neither inadequate nor excessive relative to credit risk.

Loans receivable from officers and directors aggregated $19,090, and $154,801 at June 30, 1998 and 1997.

The Bank did not have any specific allowance for loan losses at June 30, 1998 and 1997. The Bank's policy is to set up a specific loss allowance when it becomes evident that a specific loan would be disposed of at a loss.

The majority of the Bank's lending activity is with borrowers located in metropolitan Milwaukee, Wisconsin. Although the Bank has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the area.

NOTE 5 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:


                                                                                              June 30,
                                                                               --------------------------------------
                                                                                      1998                1997
                                                                               -----------------   ------------------
                                                                                                 (In thousands)
Investment securities                                                          $              40   $              107
Mortgage-backed securities                                                                     3                    5
Loans receivable                                                                              44                   70
                                                                               -----------------   ------------------

                                                                               $              87   $              182
                                                                               =================   ==================



NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:


                                                                                               June 30,
                                                                               --------------------------------------
                                                                                      1998                 1997
                                                                               -----------------   ------------------
                                                                                             (In thousands)
Land                                                                           $               7   $                7
Office building                                                                              147                  147
Furniture, fixtures and equipment                                                            116                  111
Automobile                                                                                    32                   32
                                                                               -----------------   ------------------
                                                                                             302                  297
Less:  accumulated depreciation                                                              227                  211
                                                                               -----------------   ------------------

                                                                               $              75   $               86
                                                                               =================   ==================



Depreciation charged to operations totaled $16,000, $18,000, and $23,000 for the years ended June 30, 1998, 1997, and 1996.

NOTE 7 - DEPOSIT ACCOUNTS

Deposits are summarized as follows:



                                                                          At June 30,
                               -----------------------------------------------------------------------------------------------------
                                                      1998                                                    1997
                               ---------------------------------------------     ---------------------------------------------------
                                                                     Weighted                                               Weighted
                                                     Percent          Average                                Percent        Average
                                                    of Total          Nominal                               of Total        Nominal
                                   Amount           Deposits           Rate                Amount           Deposits          Rate
                               ---------------   ---------------  --------------       ---------------   ---------------  ----------
                                                                           (In thousands)
Demand accounts:
   Non-interest bearing        $            68             0.39%         --            $            35             0.20%         --
   NOW                                      35             0.20%       2.50%                        92             0.52%       2.50%
   Passbook                              2,350            13.56%       2.77%                     2,660            15.13%       2.78%
   Money market                            852             4.92%       3.40%                       926             5.26%       3.45%
                               ---------------   ---------------                       ---------------   ---------------

Total demand accounts          $         3,305            19.07%       2.87%           $         3,713            21.10%       2.89%
                               ---------------   ---------------                       ---------------   ---------------

Certificate accounts:
   3.00% to 3.99%              $            11             0.06%       3.40%           $            11             0.06%       3.40%
   4.00% to 4.99%                           --               --          --                         --               --          --
   5.00% to 5.99%                        9,938            57.35%       5.50%                    11,138            63.30%       5.52%
   6.00% to 6.99%                        3,797            21.91%       6.15%                     2,467            14.02%       6.10%
   7.00% to 7.99%                          227             1.31%       7.30%                       216             1.23%       7.30%
   8.00% to 8.99%                           52             0.30%       8.00%                        51             0.29%       8.00%
                               ---------------   ---------------                       ---------------   ---------------

Total certificates             $        14,025            80.93%       5.71%           $        13,883            78.90%       5.65%
                               ---------------   ---------------                       ---------------   ---------------

Total deposit accounts         $        17,330           100.00%       5.17%           $        17,596           100.00%       5.07%
                               ===============   ===============                       ===============   ===============



Deposit accounts with individual balances of $100,000 or more totaled $1,402,000 and $1,402,000 at June 30, 1998 and 1997, respectively.

On June 30, 1998, certificate accounts have scheduled maturity dates as follows:



                                                                   Year Ending June 30,
                   -----------------------------------------------------------------------------------------------------------------
                        1999              2000           2001                2002            2003          Thereafter        Totals
                   -------------  ---------------- ----------------  ----------------  ---------------  ----------------  ----------
                                                                        (In thousands)
 3.00% to 3.99%    $          11  $            --  $            --   $            --   $           --   $            --   $       11
 4.00% to 4.99%               --               --               --                --               --                --           --
 5.00% to 5.99%            7,971            1,457              281                20              209                --        9,938
 6.00% to 6.99%            2,380              826              493                 5               93                --        3,797
 7.00% to 7.99%               63              164               --                --               --                --          227
 8.00% to 8.99%               --               --               --                --               52                --           52

                   -------------  ---------------- ----------------  ----------------  ---------------  ----------------  ----------
                   $      10,425  $         2,447  $           774   $            25   $          354   $            --   $   14,025
                   =============  ================ ================  ================  ===============  ================  ==========



Interest expense on deposit accounts consists of the following:


                                                                     Years Ended June 30,
                                 ---------------------------------------------------------------------------------------
                                      1998                                1997                               1996
                                 ----------------                    ---------------                    ----------------
                                                                     (In thousands)
Passbook, money market, and
     certificate accounts        $            913                    $           908                    $          1,144
NOW accounts                                    2                                  3                                   2
                                 ----------------                    ---------------                    ----------------

                                 $            915                    $           911                    $          1,146
                                 ================                    ===============                    ================

NOTE 8 - BORROWINGS



                                                                                         At June 30,
                                                        -----------------------------------------------------------------------
                                                                     1998                                     1997
                                                        --------------------------------      ---------------------------------
                                                                            Weighted                               Weighted
                                                                             Average                                Average
                                      Maturity              Amount            Rate                Amount             Rate
                                   ----------------     ---------------- ---------------      ----------------  ---------------
                                                                                  (In thousands)
Securities sold under
     agreements to repurchase                 1998      $            --              --       $          2,007             5.70%

Advances from the
     Federal Home Loan Bank                   1998                2,000            6.19%                 4,000             5.97%
                                                        ----------------                      ----------------

                                                        $         2,000                       $          6,007             5.84%
                                                        ================                      ================



The securities underlying the repurchase agreement are book entry securities. The dealer may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, but have agreed to resell to Reliance Bancshares, Inc. identical or substantially the same securities upon the maturities of the agreements. Securities sold under repurchase agreements averaged $532,000 for the year ended June 30, 1998, and the maximum outstanding at any month-end during 1998 was $2.0 million.

FHLB advances are collateralized by residential real estate loans with a carrying value of $12.4 million at June 30, 1998, and all Federal Home Loan Bank stock.

In addition, the Company has a $2.0 million line of credit with Bank One, Milwaukee. Any advances bear interest based on either the LIBOR or prime rate. Reliance Bancshares, Inc. has the option to select the interest rate.

NOTE 9 - STOCKHOLDERS' EQUITY

At the time of its stock conversion, the Bank established a liquidation account in an amount equal to its total net worth as of the date of the latest statement of financial condition. The amount of the liquidation account was determined to be $10,049,000. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Except for the purchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict use or application of stockholders' equity.

In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation, the Bank is required to maintain a minimum level of capital. Also, Wisconsin chartered savings banks are required to meet minimum capital levels of 6%. The following table summarizes the Bank's capital requirements and ratios:



                                                                               At June 30, 1998
                                   -------------------------------------------------------------------------------------------------
                                                           Amount                                             Ratios
                                       Actual             Required         Excess            Actual          Required         Excess
                                   ---------------   ---------------  ---------------   ---------------  ---------------   ---------
                                                                                    (In thousands)
   Tier 1 risk-based capital       $        20,297   $         1,165  $        19,132            69.71%            4.00%      65.71%
   Total risk-based capital                 20,466             2,329           18,137            49.32%            8.00%      41.32%
   Leverage ratio                           20,297             1,245           19,052            48.92%            3.00%      45.92%
   State of Wisconsin                       21,195             2,489           18,706            51.08%            6.00%      45.08%



The Bank's capital exceeds all of the fully phased-in capital requirements imposed by federal and Wisconsin law and regulation.

The following table summarizes the differences between the Company's stockholders' equity and the Bank's regulatory capital at June 30, 1998:



                                                          Tier 1             Total
                                                        Risk-Based        Risk-Based          Leverage        State of
                                                          Capital           Capital             Ratio         Wisconsin
                                                      ----------------  ----------------   --------------  ---------------
                                                                                 (In thousands)
Total consolidated stockholders' equity               $        22,372   $        22,372    $      22,372   $        22,372

Holding Company stockholders' equity
   not available for regulatory purposes                       (1,346)           (1,346)          (1,346)           (1,346)

General loss allowances                                            --               169               --               169

Unrealized gain on securities available for sale                 (729)             (729)            (729)               --
                                                      ----------------  ----------------   --------------  ---------------

                                                      $        20,297   $        20,466    $      20,297   $        21,195
                                                      ================  ================   ==============  ===============



NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following:


                                                                              Years Ended June 30,
                                                         -------------------------------------------------------------
                                                                1998                 1997                 1996
                                                         -------------------  -------------------  -------------------
                                                                                (In thousands)
Current tax provision:
   Federal                                               $              360   $              341   $              264
   State                                                                 95                   92                   72
                                                         -------------------  -------------------  -------------------
      Total current                                      $              455   $              433   $              336
                                                         ===================  ===================  ===================

Deferred tax provision (credit):
   Federal                                                              (71)                 (52)                  (4)
   State                                                                (18)                 (14)                  (1)
                                                         -------------------  -------------------  -------------------
      Total deferred                                     $              (89)  $              (66)  $               (5)
                                                         ===================  ===================  ===================

      Total provision for income taxes                   $              366   $              367   $              331
                                                         ===================  ===================  ===================



At June 30, 1998, the Bank has a net capital loss carryforward for tax return purposes of $14,781 which, if unused, $591 expires in 1999, $11,172 expires in 2000, and $3,018 expires in 2001.

Actual income tax expense differs from the "expected" income tax expense, computed by applying the federal income tax rate of 34% to income before income taxes as follows:


                                                                                      Years Ended June30,
                                                                 -------------------------------------------------------------
                                                                        1998                 1997                 1996
                                                                 -------------------  -------------------  -------------------
                                                                                       (In thousands)
Federal taxes at statutory rates                                 $              319   $              334   $              287

Increase (decrease) resulting from:
   State income taxes - net of
      federal income tax benefit                                                 49                   51                   44
   Increase in cash value of life insurance                                      (1)                  (9)                  --
   Other - net                                                                   (1)                  (9)                  --
                                                                 -------------------  -------------------  -------------------

Provision for income taxes                                       $              366   $              367   $              331
                                                                 ===================  ===================  ===================



The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:



                                                                                    June 30,
                                                                 ----------------------------------------
                                                                        1998                 1997
                                                                 -------------------  -------------------
                                                                              (In thousands)
Deferred tax assets:
   Deferred loan fees                                            $               65   $               60
   Allowance for loan losses                                                     58                   49
   Accrued expenses                                                              43                   37
   Deferred compensation                                                         72                   47
   Other                                                                         14                   10
                                                                 -------------------  -------------------
      Gross deferred tax assets                                  $              252   $              203
                                                                 ===================  ===================

Deferred tax liabilities:
   Accrued income                                                $               38   $               75
   FHLB stock dividends                                                           6                    6
   Depreciation                                                                   1                    3
   Unrealized gain on securities                                                470                  316
                                                                 -------------------  -------------------
      Gross deferred tax liabilities                             $              515   $              400
                                                                 ===================  ===================

      Net deferred tax asset (liability)                         $             (263)  $             (197)
                                                                 ===================  ===================



Previously, the Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions which significantly exceeded actual experience and the financial statement loan loss provisions. A deferred tax liability was not required on these excess tax bad debt reserves. At June 30, 1998, the Bank's tax bad debt reserves were approximately $1,401,000. The Bank is now required to establish a deferred tax liability for the excess of its tax bad debt reserves over the balance at the close of the base year. The amount of the base year reserves is considered to meet the indefinite reversal criteria of Accounting Principles Board Opinion No. 12, "Accounting for Income Taxes - Special Areas," and accordingly, is not subject to deferred taxes. The Bank's base year tax bad debt reserves were approximately $1,401,000. Income taxes would be imposed at the then-applicable rates if the Bank were to use these reserves for any other purpose other than to absorb bad debt losses. In August 1996, federal legislation was enacted which repealed the favorable bad debt method for savings and loan associations. Subsequent to this repeal, the Bank continues to be subject to this potential tax liability to the extent payments or distributions of these appropriated earnings occur.

NOTE 11 - FORECLOSED PROPERTIES AND REAL ESTATE IN JUDGMENT

Foreclosed properties and real estate in judgment is summarized as follows:


                                                                                         June 30,
                                                                      --------------------------------------
                                                                             1998                 1997
                                                                      ------------------   -----------------
                                                                                   (In thousands)
Real estate in judgment subject to redemption                         $               --   $              --
Foreclosed properties                                                                 --                  --
Allowance for losses                                                                  --                  --
                                                                      ------------------   -----------------
                                                                      $               --   $              --
                                                                      ==================   =================



NOTE 12 - OFFICER, DIRECTOR AND EMPLOYEE BENEFIT PLAN

The Bank is a participant in the multi-employer Financial Institutions Retirement Fund ("FIRF"). The FIRF covers substantially all of the Bank's employees and provides benefits based on compensation and years of service for employees age 21 and over after one year of eligibility service. The Bank's contributions are determined by FIRF and generally represent the normal cost of the plan. The plan provides benefits of approximately 1.5% of the average of the five highest years of compensation times the number of years of service. Pension costs and funding include normal costs and amortization of prior service costs over 15 years. The FIRF does not make separate actuarial valuations or segregate plan assets by participating employer. As a result, disclosures required by SFAS No. 87, "Employer's Accounting for Pensions," cannot be made. Significant actuarial assumptions for the FIRF include a 7.5% return on plan investments. Pension expense is based on the Bank's contributions as determined by the FIRF. The market value of the net assets of the fund exceeds the liabilities for the present value of accrued benefits in the aggregate. Contributions of $1,000, $31,000 and $29,000 were made for the years ended June 30, 1998, 1997 and 1996, respectively.

Concurrent with the conversion from a mutual savings bank to a stock savings bank, the Bank borrowed funds from the holding company to purchase 89,125 shares of Reliance Bancshares, Inc. common stock to establish an Employee Stock Ownership Plan (ESOP) for substantially all of its employees. The loan is to be repaid over fifteen years and bears interest at 7.0%. Unallocated ESOP shares are reflected as a reduction from stockholders' equity in the Company's consolidated statements of financial condition. 6,164 and 16,196 shares were allocated to participants for the year ended June 30, 1998 and 1997. Expense to the ESOP was $54,000, and $127,000 for 1998 and 1997. ESOP shares as of June 30 were as follows:


                                                                                                  June 30,
                                                                               ---------------------------------------
                                                                                      1998                 1997
                                                                               ------------------   ------------------
Allocated shares                                                                           22,360               16,196
Shares ratably released for allocation                                                         --                   --
Unreleased shares                                                                          66,765               72,929
                                                                               ------------------   ------------------
Total ESOP shares                                                                          89,125               89,125
                                                                               ==================   ==================

Fair value of unreleased shares at June 30                                     $          550,811   $          610,780
                                                                               ==================   ==================

The Bank has a nonqualified deferred retirement plan for directors. The Plan was approved by the Commissioner of Savings and Loan of the State of Wisconsin on June 20, 1994. The Plan provides for each director to receive additional benefits at retirement. In the event of death during service, the same amounts are payable to a director designated beneficiary. The Bank has acquired permanent life insurance policies on the individuals to fund the Plans. The cash value of the policies totaled $219,000 at June 30, 1998. The directors have no rights, title or interest in the insurance policies. The deferred compensation liabilities are being accrued ratably from July 1994 to the respective normal retirement dates. As of June 30, 1998 and 1997, $121,114 and $88,450 had been accrued for the Plan.

RECOGNITION AND RETENTION PLAN

The Recognition and Retention Plan of the Bank was adopted on May 15, 1997 to enable the Bank to reward and retain key officers. A total of 81,980 shares of common stock were awarded. One-third of the shares become vested on date of adoption, one-third vested on May 15, 1998, and the remaining one-third will vest on May 15, 1999. Compensation expense for stock rewarded under this plan is recorded over the vesting periods, and totaled $211,000 and $242,000 for the years ended June 30, 1998 and 1997. Since the plan was adopted during 1997, there are no expenses for the year ended June 30, 1996.

STOCK OPTION PLAN

The Stock Option Plan of the Company was adopted on May 15, 1997. A total of 256,234 shares of common stock were authorized to be reserved for the grant of both incentive and nonincentive stock options to officers and directors. The option exercise price is equal to the fair market value of the common stock on the date of the grant ($7.81 on May 15, 1997). The option term cannot exceed ten years. A total of 221,066 shares of common stock were granted under the plan on May 15, 1997. On April 8, 1998, 38,204 shares were granted under the plan. The options vested one-third on May 15, 1997 and one-third on May 15, 1998, and will vest one-third on May 15, 1999.

As disclosed in Note 1, the Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations for accounting for its stock option grants. Accordingly, no compensation expense has been recognized for the Company's stock option grants. Had compensation cost for the Company's 1998 and 1997 grant for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced by $96,000 and $171,000 and $.04 and $.07. Assumptions used to estimate the value was a risk free interest rate of 5.44%, expected life of ten years, volatility of 21% and no expected dividends.

The following is a summary of stock option transactions for the year ended June 30, 1998:


                                                                                                      Weighted
                                                                                                      Average
                                                                                Number of             Exercise
                                                                                  Shares               Price
                                                                            -------------------  -------------------
Initial grant date - May 15, 1997                                                      221,066   $             7.81
Granted                                                                                 38,204                 9.25
Exercised                                                                               (8,137)                7.81
Forfeited                                                                               (4,036)                7.81
                                                                            ------------------   ------------------
Outstanding at June 30, 1998                                                           247,097   $             8.03
                                                                            ==================   ==================

Available for future grant at year-end                                                   1,000
                                                                            ==================

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND OTHER
            COMMITMENTS

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The financial instrument consists of commitments to extend credit. This instrument involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract amounts reflect the extent of involvement the Bank has in the particular class of financial instrument. The Bank's maximum exposure to credit loss for commitments to extend credit is represented by the contract amount of those instruments.

Financial instruments whose contract amounts represent credit risk are as follows:


                                                                                   June 30,
                                                                  ----------------------------------------
                                                                         1998                 1997
                                                                  -------------------  -------------------
                                                                               (In thousands)
Commitments to extend credit
     Fixed Rate                                                   $              946   $            1,890



Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. As some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates the creditworthiness of each customer on a case by case basis. The Bank generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of one-to-four family residences.

Commitments to extend credit on a fixed-rate basis expose the Bank to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period.

The Bank is a party to various legal actions normally associated with financial institutions, the aggregate effect of which, in management's and legal counsel's opinion, would not be material to the financial condition of Reliance Bancshares, Inc.

NOTE 14 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement No. 107, ("Disclosures about Fair Value of Financial Instruments"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of Reliance Bancshares, Inc. Reliance Bancshares, Inc. does no routinely measure the market value of financial instruments because such measurements represent point-in- time estimates of value. It is generally not the intent of Reliance Bancshares, Inc. to liquidate and therefore realize the difference between market value and carrying value and even if it were, there is no assurance that the estimated market values could be realized. Thus, the information presented is not particularly relevant to predicting Reliance Bancshares, Inc.'s future earnings or cash flows.

The following methods and assumptions were used by Reliance Bancshares, Inc. in estimating its fair value disclosures for financial instruments:

CASH AND SHORT-TERM INVESTMENTS

The carrying values approximate the fair values for these assets.

SECURITIES AVAILABLE FOR SALE, INVESTMENTS, AND MORTGAGE-BACKED SECURITIES

Fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS

Fair values are based on quoted market prices for loans with similar financial characteristics.

DEPOSITS

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, money market, and checking accounts, is the amount payable on demand at the reporting date. The fair value of fixed rate time deposits is calculated using discounted cash flows applying interest rates currently being offered on similar certificates.

BORROWINGS

The carrying amounts of short-term borrowings approximate their fair values.

OFF-BALANCE SHEET INSTRUMENTS

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material.

The carrying amounts and estimated fair value of financial instruments were as follows:



                                                                                   June 30,
                                              ----------------------------------------------------------------------------------
                                                                 1998                                      1997
                                              ----------------------------------------  ----------------------------------------
                                                   Carrying            Estimated             Carrying            Estimated
                                                    Amount             Fair Value             Amount             Fair Value
                                              -------------------  -------------------  -------------------  -------------------
                                                                                   (In thousands)
Financial Assets:
     Cash and cash equivalents                 $           4,346   $            4,346   $            3,048   $            3,048
     Certificates of deposit                                 493                  493                  294                  294
     Securities available for sale                        10,949               10,949               11,481               11,481
     Securities held to maturity                             - -                  - -                3,874                3,934
     Loans receivable                                     25,798               26,947               27,601               28,859

Financial Liabilities:
     Deposits:
          Demand deposits                                  3,305                3,305                3,713                3,713
          Certificates                                    14,025               14,921               13,883               14,609
     Borrowed funds                                        2,000                2,000                6,008                6,008

NOTE 15 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition as of June 30, 1998 and 1997 and condensed statements of income and cash flows for the period then ended for Reliance Bancshares, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.



                   CONDENSED STATEMENT OF FINANCIAL CONDITION
                                 (In thousands)
                                                                                   June 30,
                                                                   -----------------------------------------
                                                                          1998                 1997
                                                                   -------------------- --------------------
                                        ASSETS
Cash                                                               $                49  $               416
Cash equivalent interest-bearing deposits                                        1,950                  936
Investment securities available for sale                                            --                1,005
Investment securities held to maturity                                              --                1,992
Investment in savings bank subsidiary                                           21,026               20,157
Loan to ESOP                                                                       449                  449
Other assets                                                                       107                   28
                                                                   -------------------- --------------------
       Total assets                                                $            23,581  $            24,983
                                                                   ==================== ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowed funds                                                     $                --  $             2,008
Liabilities                                                                          8                    9
                                                                   -------------------- --------------------
       Total liabilities                                                             8                2,017

Stockholders' equity                                                            23,573               22,966
                                                                   -------------------- --------------------
       Total liabilities and stockholders' equity                  $            23,581  $            24,983
                                                                   ==================== ====================



                         CONDENSED STATEMENT OF INCOME
                                 (In thousands)
                                                                       Year Ended           Year Ended
                                                                        June 30,             June 30,
                                                                          1998                 1997
                                                                   -------------------- --------------------
Interest income                                                    $               180  $               404
Interest expense                                                                    34                   75
                                                                   -------------------- --------------------
       Net interest income                                                         146                  329

Non-interest income                                                                 --                    2
                                                                   -------------------- --------------------
       Operating income                                                            146                  331

Non-interest expense
       Compensation and employee benefits                                           11                    6
       Professional services                                                        94                   88
       Other                                                                        43                   34
                                                                   -------------------- --------------------
            Total non-interest expense                                             148                  128
                                                                   -------------------- --------------------
            Income (loss) before income taxes and equity
                 in undistributed earnings of subsidiary                            (2)                 203

Income tax                                                                          (1)                  80
                                                                   -------------------- --------------------
            Income (loss) before equity in undistributed
                 earnings of subsidiary                                             (1)                 123

Equity in undistributed earnings of subsidiary                                     815                  753
                                                                   -------------------- --------------------

            Net income                                             $               814  $               876
                                                                   ==================== ====================

                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                     Year Ended           Year Ended
                                                                                      June 30,             June 30,
                                                                                        1998                 1997
                                                                                 -------------------- --------------------
Cash flows from operating activities:
       Net income                                                                 $              814   $              876
       Adjustments to reconcile net income to
       net cash provided by operating activities:
            Equity in undistributed earnings of subsidiary                                      (869)              (1,114)
            Amortization                                                                          (8)                  (7)
            ESOP expenses                                                                         54                  126
            Net (increase) decrease in other assets                                              (79)                  22
            Net increase (decrease) in other liabilities                                           1                   (5)
            Loss (gain) on investments                                                            --                   (2)
                                                                                 -------------------- --------------------
       Net cash provided by operating activities                                                 (87)                (104)
                                                                                 -------------------- --------------------

Cash flows from investing activities:
       Purchase of investment securities available for sale                                       --               (4,000)
       Proceeds from sales/maturities of investment securities
            available for sale                                                                 3,000                3,462
       Proceeds from sales/maturities of investment securities
            held to maturity                                                                      --                5,000
       Payment received on loan to ESOP                                                           --                  248
                                                                                 -------------------- --------------------
            Net cash provided (used) by investing activities                                   3,000                4,710
                                                                                 -------------------- --------------------

Cash flows from financing activities:
       Net proceeds from issuance of common stock upon conversion                                 --                   --
       Cash dividends                                                                             --               (7,317)
       Purchase of treasury stock                                                               (526)                (283)
       Treasury stock issued                                                                     268                  213
       Proceeds from securities sold under repurchase agreements                                 - -                4,053
       Payments on securities sold under repurchase agreements                                (2,008)              (2,046)
                                                                                 -------------------- --------------------
            Net cash provided (used) by financing activities                                  (2,266)              (5,380)
                                                                                 -------------------- --------------------

       Increase (decrease) in cash and cash equivalents                                          647                 (774)

Cash and cash equivalents at beginning of year                                                 1,352                2,126
                                                                                 -------------------- --------------------

Cash and cash equivalents at end of year                                          $            1,999   $            1,352
                                                                                 ==================== ====================

NOTE 16 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)



                                                                                     Three Months Ended
                                                      -----------------------------------------------------------------------------
                                                           Sept. 30,            Dec. 31,             Mar. 31,             June 30,
                                                             1997                 1997                 1998                 1998
                                                      --------------- -------------------- -------------------- -------------------
                                                                                           (In thousands)
Interest and divided income                          $            856      $           837      $           849      $          818
Interest expense                                                  315                  302                  286                 286
                                                      ---------------      ---------------      ---------------      --------------
       Net interest income                                        541                  535                  563                 532
Provision for loan losses                                           5                    5                    6                   6
                                                      ---------------      ---------------      ---------------      --------------
       Net interest income after provision for
loan losses                                                       536                  530                  557                 526
Non-interest income                                                (2)                  16                    2                  35
Non-interest expense                                              253                  341                  332                 336
                                                      ---------------      ---------------      ---------------      --------------
       Income before income taxes                                 281                  205                  227                 225
Income taxes                                                      118                   76                   80                  92
                                                      ---------------      ---------------      ---------------      --------------
       Net income                                      $          163       $          129      $           147      $          133
                                                      ===============      ===============      ===============      ==============

                                                                                     Three Months Ended
                                                      -----------------------------------------------------------------------------
                                                           Sept. 30,            Dec. 31,             Mar. 31,             June 30,
                                                             1996                 1996                 1997                 1997
                                                      --------------- -------------------- --------------------      --------------
                                                                                           (In thousands)
Interest and dividend income                           $          836       $          891      $           839      $          906
Interest expense                                                  231                  252                  281                 308
                                                      ---------------      ---------------      ---------------      --------------
       Net interest income                                        605                  639                  558                 598
Provision for loan losses                                           5                    6                    6                   5
                                                      ---------------      ---------------      ---------------      --------------
       Net interest income after provision for
loan losses                                                       600                  633                  552                 593
Non-interest income                                                 3                    5                    2                  26
Non-interest expense                                              346                  229                  262                 594
                                                      ---------------      ---------------      ---------------      --------------
       Income before income taxes                                 257                  409                  292                  25
Income taxes                                                       98                  156                  116                  (3)
                                                      ---------------      ---------------      ---------------      --------------
       Net income                                      $          159       $          253      $           176      $           28
                                                      ===============      ===============      ===============      ==============




The following schedule is a summary of earnings per share and market information during the years ended June 30, 1998 and 1997.



                                                                          Three Months Ended
                                        -----------------------------------------------------------------------------------
                                             Sept. 30,            Dec. 31,             Mar. 31,             June 30,
                                               1997                 1997                 1998                 1998
                                        -------------------- -------------------- -------------------- --------------------
Earnings per share                      $              0.07   $             0.05   $             0.07   $             0.05
Dividends paid                                          --                    --                   --                   --

Market information:
       Trading range
          High                                        9.000                9.750               10.125                8.875
          Low                                         7.750                8.250                8.750                8.063
          Close                                       8.500                9.500                8.875                8.250

                                                                          Three Months Ended
                                        -----------------------------------------------------------------------------------
                                             Sept. 30,            Dec. 31,             Mar. 31,             June 30,
                                               1996                 1996                 1997                 1997
                                        -------------------- -------------------- -------------------- --------------------
Earnings per share                      $              0.06   $             0.10   $             0.07   $             0.02
Dividends paid                                           --                 3.00                   --                   --

Market information:
       Trading range
          High                                        8.750               10.250                7.750                8.500
          Low                                         7.625                6.125                6.375                7.000
          Close                                       8.625                6.750                7.250                8.375

NOTE 17 - FEDERAL DEPOSIT INSURANCE CORPORATION SPECIAL ASSESSMENT

Federal legislation enacted on September 30, 1996 addressed inadequate funding of the Savings Association Insurance Fund ("SAIF"), which had resulted in a large deposit insurance premium disparity between banks insured by the Bank Insurance Fund ("BIF") and SAIF insured thrifts. As a result of this new legislation, a one-time special assessment was imposed on thrift institutions, and the Company recognized a $144,000 pretax charge for the year ended June 30, 1997 for assessment on its savings bank subsidiary. The after tax impact on earnings amounted to $87,000. The legislation also provides for a reduction in deposit insurance premiums in subsequent periods and other regulatory reforms.

NOTE 18 - PENDING MERGER

On June 30, 1998, the Company signed a definitive Agreement and Plan of Reorganization that provides for the acquisition of the Company and thus the Bank by St. Francis Capital Corporation ("St. Francis"). Under the terms of the definitive agreement, St. Francis will acquire all of the outstanding shares of the Company through a merger transaction pursuant to which the Company's shareholders will elect to receive either cash or shares of St. Francis's common stock in exchange for their shares (the "Merger"). Consummation of the transaction is subject to regulatory approval, approval of the Company's shareholders and the satisfaction of certain other conditions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT


Information required by this item with respect to directors is included under the heading "Election of Directors" in the Registrants' definitive Proxy Statement dated September 25, 1998, relating to the 1998 Annual Meeting of the Shareholders scheduled for October 26, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

There are no arrangements or understandings between persons named and any other person pursuant to which such officers were selected, nor are there any family relationships among them.

Information required by this item with respect to Item 405, Compliance with
Section 16(a) of the Exchange Act, is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive Proxy Statement dated September 25, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein be reference.

ITEM 10. EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Registrant's definitive Proxy Statement dated September 25, 1998, relating to the 1998 Annual Meeting of Shareholders scheduled for October 26, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item in included under the heading "Stock Ownership of Certain Beneficial Owners" in the Registrant's definitive Proxy Statement dated September 25, 1998, relating to the 1998 Annual Meeting of Shareholders scheduled for October 26, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Registrant's definitive Proxy Statement dated September 25, 1998, relating to the 1998 Annual Meeting of Shareholders scheduled for October 26, 1998, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits Required by Item 601:

    2.1  Plan of Conversion of Reliance Savings Bank (1)
    3.1  Articles of Incorporation of Registrant (1)
    3.2  Bylaws of Registrant (1)
    3.3  Stock Articles of Incorporation of Reliance Savings Bank (1)
    3.4  Bylaws of Reliance Savings Bank (1)
    4.1  Specimen Stock Certificate of Registrant (1)
    4.2  Specimen Stock Certificate of Reliance Savings Bank (1)
    10.1 Reliance Savings Bank Employee Stock Ownership Plan (1)
    10.2 Credit Agreement by and between Reliance Savings Bank Employee Stock Ownership Trust and Registrant (1)
    10.3 Employment Agreement - Mr. Allan T. Bach (1)
    10.4 Employment Agreement - Ms. Carol A. Barnharst (1)
    10.5 Reliance Savings Bank Recognition and Retention Plan (2)
    10.6 Reliance Bancshares, Inc. 1997 Stock Option Plan (2)
    10.7 Amendment to Employment Agreement - Mr. Allan T. Bach
    10.8 Amendment to Employment Agreement - Ms. Carol A. Barnharst
    21   Subsidiaries of Registrant
    23   Consent of Schenck & Associates SC
    27   Financial Data Schedule

------------------------------------

    (1) Incorporated by reference to exhibits filed with Registrant's Form SB-2 Registration Statement declared effective on February 29, 1996 (Registration No. 33-99706).
    (2) Incorporated by reference to exhibits filed with Registrant's Form S-8 Registration Statement filed with the SEC on June 3, 1997 (Registration No. 333-28375).


    (b)  Reports of Form 8-K

         No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RELIANCE BANCSHARES, INC.




Dated:     September 17, 1998          By: /s/ Allan T. Bach
                                           -----------------------------------
                                           Allan T. Bach, Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




                                       By: /s/ Carol A. Barnharst
                                           -------------------------------------
                                           Carol A. Barnharst, Vice-President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Signature                        Title                               Date
           ---------                        -----                               ----

/s/  Allan T. Bach                  Chairman of the Board,                 September 17, 1998
----------------------------        President, Chief Executive Officer,
Allan T. Bach                       and Director




/s/  Carol A. Barnharst             Vice President, Chief Financial        September 17, 1998
----------------------------        Officer, Secretary, Treasurer,
Carol A. Barnharst                  and Director




/s/  O. William Held                Director                               September 17, 1998
----------------------------
O. William Held




/s/  John T. Lynch                  Director                               September 17, 1998
----------------------------
John T. Lynch




/s/  Marjorie A. Spicuzza           Director                               September 17, 1998
----------------------------
Majorie A. Spicuzza

                             SHAREHOLDER INFORMATION




BOARD OF DIRECTORS OF                        HEADQUARTERS                       ANNUAL MEETING
RELIANCE BANCSHARES, INC.
 The annual meeting of
AND RELIANCE SAVINGS                         RELIANCE BANCSHARES, INC.          shareholders of Reliance
BANK                                         3140 South 27th St.                Bancshares, Inc. will held at
ALLAN T. BACH                                Milwaukee, WI  53215               2:00 p.m., Milwaukee time,
Chairman of the Board,                       (414) 671-2222                     October 26, 1998 at the
Director, President and Chief                                                   Clarion Hotel & Conference
Executive Officer of the                     RELIANCE SAVINGS BANK              Center, 5311 South Howell
Company;  Director, President and            3140 South 27th St.                Avenue, Milwaukee, Wisconsin
Chief Executive Officer of                   Milwaukee, WI  53215
the Bank since 1991                          (414) 671-2222

CAROL A. BARNHARST
Director, Vice President,                    RELIANCE SAVINGS BANK -            AUDITORS
Secretary, Treasurer and Chief               BANK OFFICE LOCATIONS              Schenck & Associates, SC
Financial Officer of the                     MAIN OFFICE                        3245 North 124th Street
Company;  Director, Chief                    3140 South 27th St.                Brookfield, WI  53005
Financial Officer and Vice                   Milwaukee, WI  53215
President of the Bank since 1981

O. WILLIAM HELD
Director of the Company;                     SHAREHOLDER / MEDIA                LEGAL COUNSEL
Chairman of the Board and                    RELATIONS                          Schiff Hardin & Waite
Director of the Bank since                   Shareholders, investors,           6600 Sears Tower
1985;  President and Chief                   analysts, the news media and       Chicago, IL  60606
Executive Officer of the Bank                other interested in additional
prior to his retirement in 1991              information may contact Allan
                                             T. Bach, Chairman of the
JOHN T. LYNCH                                Board, President and Chief
Director of the Company;                     Executive Officer of the           TRANSFER AGENT
Director of the Bank since                   Company, at the Company's          Firstar Trust Company
1988, practices law as a sole                Headquarters.                      615 E. Michigan Street
practitioner, owns and                                                          Fourth Floor
manages residential rental                                                      Milwaukee, WI  53202
properties                                                                      Telephone:  (414) 276-3737
                                             ANNUAL REPORT ON FORM
MARJORIE A. SPICUZZA                         10-KSB
Director of the Company;                     A copy of Reliance
Director of the Bank since                   Bancshares, Inc.'s Form 10-
1980;  prior to her retirement in            KSB filed with the Securities      STOCK LISTING INFORMATION
1985, President and Chief                    and Exchange Commission is         The shares of Common Stock
Executive Officer of the Bank                available without charge by        of Reliance Bancshares, Inc.
                                             writing:                           are publicly traded on the
EXECUTIVE OFFICERS OF                                                           NASDAQ "Small Cap" Market
RELIANCE BANCSHARES, INC.                    Carol A. Barnharst, Secretary      under the symbol "RELI".
AND RELIANCE SAVINGS BANK                    Reliance Bancshares, Inc.
ALLAN T. BACH                                3140 South 27th St.
Chairman of the Board,                       Milwaukee, WI  53215
President and Chief Executive
Officer of the Company;                                                         STOCK PRICE INFORMATION
President and Chief Executive                                                   At September 16, 1998, the
Officer of the Bank                                                             closing bid price of the
                                                                                Common Stock was $9.00
CAROL A. BARNHARST                                                              per share.
Vice President, Chief Financial
Officer and Secretary &
Treasurer of the Company and
Vice President and Chief
Financial Officer of the Bank                                                   SHAREHOLDERS AND SHARES OUTSTANDING
                                                                                As of September 16, 1998
                                                                                there were 283 registered
                                                                                shareholders of record.
                                                                                Shares outstanding at
                                                                                September 16, 1998
                                                                                were 2,395,564.
