Form 10-Q
period 1998-09-30
RELIANCE BANCSHARES INC
filed 1998-11-13
CIK 1003987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 450 5TH STREET
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 --      EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1998
                                ------------------

                                      OR

 --      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

 For the transition period from     to
                               ----   -----


                          Commission File No 0-27624f
                          RELIANCE BANCSHARES, INC.
                          -------------------------
      (Exact name of Small Business Issuer as specified in its charter)




          Wisconsin                                        39-1834823
          ---------                                        ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



3140 S 27th Street, Milwaukee Wisconsin                      53215
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)




Issuer's telephone number, including area code (414) 671-2222
                                              ---------------

Not applicable
(Former name, former address and former fiscal year, if changed since last report)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.


                                (1)  Yes X   No
                                         --     --



State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.



                Class                      Outstanding September 30, 1998
                -----                      ------------------------------
Common Stock, par value $1.00 per share            2,395,564 shares

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                                 (In Thousands)


                                                                               September 30,               June 30,
                                                                                   1998                      1998
                                                                               ------------               ----------
                                                                                              (Unaudited)
Assets:
       Cash                                                                       $     180                $     842
       Cash equivalent interest-bearing deposits                                      3,919                    3,504
                                                                                  ---------                ---------
            Total cash and cash equivalents                                           4,099                    4,346

       Investments
            Certificates of deposit                                                     294                      493
            Investment securities available for sale, at fair value                   8,448                   10,949
       Federal Home Loan Bank stock - at cost                                           200                      200
       Loans receivable - net                                                        27,004                   25,798
       Accrued interest receivable                                                      104                       87
       Office properties and equipment                                                   71                       75
       Prepaid expenses and other assets                                                234                      341
                                                                                  ---------                ---------
                 Total assets                                                     $  40,454                $  42,289
                                                                                  =========                =========

Liabilities and Equity:
       Deposit accounts                                                           $  17,380                $  17,330
       Borrowed funds                                                                   - -                    2,000
       Income taxes:
            Current                                                                     (37)                      20
            Deferred                                                                    292                      263
       Accrued and other liabilities:
            Interest                                                                     21                       31
            Other                                                                       263                      273
                                                                                  ---------                ---------
                 Total liabilities                                                   17,919                   19,917
                                                                                  ---------                ---------

Commitments and contingencies                                                           - -                      - -

Stockholders' equity:
       Common stock, $1.00 par value; 6,000,000 shares authorized;
            2,562,344 shares issued                                                   2,562                    2,562
       Additional paid-in-capital                                                    10,010                   10,001
       Unearned ESOP compensation                                                      (449)                    (449)
       Accumulated other comprehensive income                                           780                      729
       Retained earnings - substantially restricted                                  11,146                   11,043
       Treasury stock, at cost, 166,780 and 166,780 shares                           (1,514)                  (1,514)
                                                                                  ---------                ---------
            Total stockholders' equity                                               22,535                   22,372
                                                                                  ---------                ---------
                 Total liabilities and stockholders' equity                       $  40,454                $  42,289
                                                                                  =========                =========









See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income

                      (In Thousands, except per share data)


                                                                                            Three Months Ended
                                                                                              September 30,
                                                                               --------------------------------------------
                                                                                      1998                     1997
                                                                               -------------------      -------------------
                                                                                                  (Unaudited)
Interest and dividend income:
       Mortgage loans                                                          $              582       $              599
       Investment securities                                                                  191                      239
       Mortgage-backed and related securities                                                  10                       15
       Other loans                                                                            - -                      - -
       Dividends on stock in Federal Home Loan Bank                                             3                        3
                                                                               -------------------      -------------------
            Total interest and dividends                                                      786                      856
                                                                               -------------------      -------------------

Interest expense:
       Deposits and escrows                                                                   227                      227
       Notes payable and other borrowings                                                      32                       88
                                                                               -------------------      -------------------
            Total interest expense                                                            259                      315
                                                                               -------------------      -------------------
            Net interest income                                                               527                      541
Provision for loan losses                                                                       5                        5
                                                                               -------------------      -------------------
       Net interest income after provision for loan losses                                    522                      536
                                                                               -------------------      -------------------

Noninterest income:
       Gain (loss) on sale of investments                                                     - -                       (4)
       Other income                                                                           - -                      - -
       Loan fees and service charges                                                            3                        2
                                                                               -------------------      -------------------
            Total noninterest income                                                            3                       (2)
                                                                               -------------------      -------------------
            Operating income                                                                  525                      534
                                                                               -------------------      -------------------

Noninterest expense:
       Compensation and benefits                                                              130                      160
       Occupancy                                                                                7                        7
       Advertising                                                                              1                        2
       Furniture and equipment                                                                  1                        1
       Federal insurance premiums                                                               3                        3
       Professional services                                                                  129                       22
       Data processing                                                                         20                       18
       Stationery, communications, and other operating                                         19                       20
       Directors' fees and expenses of directors, officers
            and employees                                                                      23                       20
                                                                               -------------------      -------------------
                  Total noninterest expense                                                   333                      253
                                                                               -------------------      -------------------
                 Income before income taxes                                                   192                      281
                                                                               -------------------      -------------------

Income taxes:
       Current                                                                                 92                      121
       Deferred                                                                                (3)                      (3)
                                                                               -------------------      -------------------
            Total income taxes                                                                 89                      118
                                                                               -------------------      -------------------
            Net income                                                         $              103       $              163
                                                                               ===================      ===================

Earnings per share (basic and diluted)                                         $             0.04       $             0.07
                                                                               ===================      ===================

Dividends per share                                                            $              - -       $              - -
                                                                               ===================      ===================








See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                                 (In Thousands)




                                                                                      Accumulated
                                                     Additional       Unearned           Other
                                         Common        Paid-in          ESOP         Comprehensive    Retained
                                         Stock         Capital      Compensation        Income        Earnings
                                      -----------   ------------  -------------   --------------    ------------
                                                                                      (Unaudited)

Balances at June 30, 1998             $   2,562     $   10,001      $      (449)       $     729       $  11,043
Comprehensive Income
   Net income                                --             --               --              - -             103

   Other comprehensive income,
     net of tax:
      Change in unrealized gain
        (loss) on securities
        available for sale, net
        of applicable deferred
        income taxes of $32                  --             --               --               51             - -


        Total Comprehensive Income


Amortization of unearned
   ESOP compensation                         --              9               --               --             - -
                                      ---------     ----------      -----------        ---------      ----------

Balances at September 30, 1998        $   2,562     $   10,010      $      (449)       $     780      $   11,146
                                      ==========    ==========      ===========        =========      ==========


                                                                                           Total
                                                                    Treasury           Stockholders'
                                                                      Stock                Equity
                                                                -----------------   -----------------

Balances at June 30, 1998
                                                                    $    (1,514)       $    22,372
Comprehensive Income
   Net income
                                                                            --                 103
   Other comprehensive income,
     net of tax:
      Change in unrealized gain
        (loss) on securities
        available for sale, net
        of applicable deferred
        income taxes of $32
                                                                            --                  51
                                                                                       -----------
        Total Comprehensive Income
                                                                                               154
                                                                                       -----------
Amortization of unearned
   ESOP compensation
                                                                            --                   9
                                                                    -----------        -----------
Balances at September 30, 1998
                                                                    $    (1,514)       $    22,535
                                                                    ===========        ===========



See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                 (In Thousands)






                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                  --------------------------------------------
                                                                                         1998                     1997
                                                                                  -------------------      -------------------
                                                                                                     (Unaudited)
Cash Flows from Operating Activities:
       Net Income                                                               $                103     $                163
       Adjustments to reconcile net income to net cash provided (used)
                   by operating activities:
            Provision for depreciation                                                             4                        4
            Provision for loan losses                                                              5                        5
            Amortization of premiums, discounts and fees - net                                   (24)                     (25)
            ESOP expenses                                                                          9                       28
            Increase (decrease) in income taxes payable                                          (57)                      81
            Provision for (reduction of) deferred income taxes                                    (3)                      (3)
            (Increase) decrease in interest receivable                                           (17)                     (12)
            Net increase (decrease) in accrued/other liabilities                                 (20)                      11
            Net (increase) decrease in prepaid expense and other assets                          107                        6
            Loss (gain) on investments                                                           - -                        4
                                                                                  -------------------      -------------------
                    Net cash provided (used) by operating activities                             107                      262
                                                                                  -------------------      -------------------

Cash Flows from Investing Activities:
       Proceeds from sale/maturities of investment securities
            available for sale                                                                 4,752                      776
       Purchase of investment securities available for sale                                   (2,000)                  (1,898)
       Net (increase) decrease in loans                                                       (1,185)                     583
       Principal payments collected on mortgage-backed
            securities                                                                            29                      165
                                                                                  -------------------      -------------------
                    Net cash provided (used) by investing activities                           1,596                     (374)
                                                                                  -------------------      -------------------

Cash Flows from Financing Activities:
       Purchase of treasury stock                                                                - -                     (483)
       Repayments of short-term borrowing                                                     (2,000)                     - -
       Proceeds from securities sold under repurchase agreements                                 - -                    2,043
       Payments on securities sold under repurchase agreements                                   - -                   (2,008)
       Increase (decrease) in deposit accounts                                                    50                      106
                                                                                  -------------------      -------------------
                    Net cash provided (used) by financing activities                          (1,950)                    (342)
                                                                                  -------------------      -------------------
                    Increase (decrease) in cash and cash equivalents                            (247)                    (454)

Cash and Cash Equivalents at beginning of period                                               4,346                    3,048
                                                                                  -------------------      -------------------

Cash and Cash Equivalents at end of period                                      $              4,099     $              2,594
                                                                                  ===================      ===================




See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                 (In Thousands)


                                                                                       Three Months Ended
                                                                                          September 30,
                                                                         --------------------------------------------
                                                                                1998                     1997
                                                                         -------------------      -------------------
                                                                                            (Unaudited)
Supplemental Cash Flow Information:
       Cash paid during the period for:
            Interest on deposit accounts                                       $       27     $           28
            Income taxes                                                              148                109
            Interest on borrowings                                                     32                 88

       Noncash investing activities:
            Loans transferred to foreclosed properties and real
                         estate in judgment                                           - -                - -

            Total increase in unrealized gain on securities available
                                   for sale                                            84                 40

            Investments transferred to available-for-sale from
                  held-to-maturity, at cost                                           - -              3,818


Accounting Policies Note:        Cash equivalents include demand deposits at other financial institutions and the Federal Home Loan Bank.
















See accompanying notes to consolidated financial statements.

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                    Notes to Consolidated Financial Statements

                                   (Unaudited)

  1 The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 1998 contained in the Company's Form 10-KSB.

  2 In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS 128 simplifies the standards for computing earnings per share and makes the calculation comparable to international standards. SFAS 128 replaces primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share and a reconciliation of basic to diluted earnings per share.

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

     The following reconciles amounts reported in the financial statements:





                                                                    Three Months Ended
                                                                    September 30, 1998
                                                    ----------------------------------------------
                                                       Income          Shares         Per Share
                                                     (Numerator)    (Denominator)      Amount
                                                    --------------  --------------  --------------
Income available to

    Common Shareholders:
    Basic earnings per share                        $      103,000       2,329,287            0.04
                                                                                    ==============

Effect of diluted securities
    Options                                                   - -           34,334
                                                    --------------  --------------

Income available to
    Common Shareholders:
    Diluted earnings per share                      $      103,000       2,363,621            0.04
                                                    ==============  ==============  ==============


     Weighted-average shares outstanding for the three months ended September 30, 1997 were 2,445,689 for basic and 2,452,142 for diluted.

  3 During the quarter ended September 30, 1997, the Company transferred its investments from its held-to-maturity portfolio to its available-for-sale portfolio. This was done as the result of the sale, from its held-to-maturity portfolio, of a $200,000 REMIC, on which a $1,375 realized loss was incurred, whose nature and volatility was inconsistent with the Company's investment objectives. The remaining investments in the held-to-maturity portfolio transferred to the available-for-sale portfolio had an amortized cost of $3.8 million and resulted in an unrealized gain of $48,000.

  4 The Financial Accounting Standards Board (FASB) has issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 on July 1, 1998.




The Company's comprehensive income for the three months ended September 30, 1998 and 1997 is as follows:


                                                                               Three months Ended
                                                                                   September 30,
                                                                          ----------------------------
                                                                              1998            1997
                                                                          --------------  ------------
Net income                                                                $    103,000    $    163,000
Other comprehensive income, net of taxes
      Unrealized gains (losses) arising during the period                       51,000          24,000
                                                                          ------------    ------------

Comprehensive income                                                      $    154,000    $    187,000
                                                                          ============    ============

                    RELIANCE BANCSHARES, INC. AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


General

Reliance Bancshares, Inc. (Company) has no significant assets other than common stock of Reliance Savings Bank (Bank), cash and cash equivalents, investment securities and the loan to the ESOP. The Company's principal business is the business of the Bank. Therefore, the information in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Bank and its operations.

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

Lending Activities

The Bank originates first mortgage loans secured by one-to-four family owner-occupied residences and residential construction loans within the Bank's primary lending area. All of the Bank's first mortgage loans are originated for the Bank's own loan portfolio. The Bank originated $4,821,000 mortgage loans at an average rate of 8.60% during the three months ended September 30, 1998 compared to $3,429,000 at an average rate of 8.69% during the three months ended September 30, 1997.

The Bank had $475,000 in commitments outstanding to originate mortgage loans at September 30, 1998.

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

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1998, the Bank is required to have a minimum 3% Tier 1 capital to total assets ratio, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 51.99%, 69.12% and 72.34%, respectively. Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceeds all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is 8%. The Bank's liquidity ratio was over 60% at September 30, 1998.

Financial Condition

Total assets decreased $1,835,000 to $40,454,000 at September 30, 1998 from $42,289,000 at June 30, 1998. Investment securities decreased $2,501,000 to $8,448,000 at September 30, 1998 from $10,949,000 at June 30, 1998, certificates of deposit decreased $199,000 to $294,000 at September 30, 1998 from $493,000 at June 30, 1998 and cash and cash equivalent deposits decreased $247,000 to $4,099,000 at September 30, 1998 from $4,346,000 at June 30, 1998. Loans receivable increased $1,206,000 to $27,004,000 at September 30, 1998 from $25,798,000 at June 30, 1998. The net decrease in these items was offset by the elimination of the $2,000,000 in borrowed funds from the $2,000,000 outstanding balance at June 30, 1998.

Proceeds from the sale and maturity of securities were also used to fund loans and purchase securities. An unrealized gain on securities available for sale, net of tax effect, of $51,000 has been recognized as a component of stockholders' equity at September 30, 1998. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

Accrued interest on loans and securities increased and accrued interest on certificates of deposit decreased due to timing of interest receipts and interest payments. Other assets and income taxes payable fluctuated due to timing of corporate income tax payments.

Year 2000 Issue

The "Year 2000 Issue" concerns a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's software programs, or software programs used by its third-party providers, that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this problem could cause a major system failure or miscalculations and represent a material cost to the Company.

During 1997, the Company developed a Year 2000 Compliance Plan and conducted a review of its computer systems and its third-party systems identifying those that could be affected by the Year 2000 Issue. The inventory prepared included a review of its non-computer equipment and infrastructure issues, such as its heating, ventilation and air-conditioning equipment, and security equipment, which could have embedded systems, to verify that they will function in Year 2000.

The plan also identified all third-party service providers, vendors, and commercial credit customers doing business with the Company.

All of the Company's, equipment, vendors and suppliers, and commercial credit customers were analyzed and segregated into two categories: critical systems and non-critical systems. Critical systems were defined as those having date-sensitive attributes which, if not Year 2000 compliant, could have a material impact on the operations of the Company. Non-critical systems were defined as those having date-sensitive attributes which, if not Year 2000 compliant, could continue to function by alternative methods which would not have a material impact on the operations of the Company. An example of a critical system is the Company's internal data-processing systems and those of its third-party providers since non-compliance would pose a significant risk to the Company. An example of a non-critical piece of equipment is the Company's postage meter since, if non-compliant, the alternative is to use stamps.

During the first quarter of 1998, the Company initiated formal communications will all of its significant vendors, suppliers, and commercial credit customers to inform them of the Company's plan for Year 2000 compliance and to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. There can be no assurance that the systems of other organizations upon which the Company's operations rely, including essential utilities and telecommunications providers, will be timely converted, or would not have a materially adverse effect of the Company. A target date of December 31, 1998 has been established for the initial assessment of the responses of vendors, suppliers and significant credit customers.

The Company has not incurred any costs to date associated with its Year 2000 readiness plans other than the soft-dollar costs relating to its review process. The Company estimates its costs to be between $30,000 and $40,000 to upgrade its computer hardware to be Year 2000 compliant. The Company believes that, with modifications to existing software used by the Company and by its third-party providers, the Year 2000 problem will not pose significant operational problems for the Company. The Company does not anticipate costs to remedy the Year 2000 issue will have a material impact on the financial condition of the Company.

Due to the pending merger with St. Francis Capital Corporation, the concerns related to the Year 2000 Issue may have little or no impact on the operations of the Company as it exists now. However the Company has developed contingency plans should the merger not go through. Those plans include the purchase of Year 2000 computer hardware and for the testing of its computer systems with its third-party servicer to be completed before the end of the first quarter of 1999.

Net Income

The Company had net income of $103,000 for the three months ended September 30, 1998 compared to net income of $163,000 for the three months ended September 30, 1997. The primary reason for the decrease in net income was due to decreased interest income on investment securities and loans partially offset by decreased interest expense on borrowings. Net income for the 1998 period was also affected by higher professional services expense relating to the Company's pending merger partially offset by lower compensation and benefits expense.

Net Interest Income

Net interest income decreased $14,000 from $541,000 for the three months ended September 30, 1997 to $527,000 for the three months ended September 30, 1998. The decrease in net interest income was due to decreased interest income on investment securities and loans partially offset by decreased interest expense on borrowings. Interest income on loans decreased as a result of a lower portfolio average balance and a lower average yield while interest income on investment securities decreased as a result of a lower portfolio average balance. Interest expense on borrowings decreased due to a lower average balance of borrowings.

Provision for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required. The amount of the provision for loan losses for the three months ended September 30, 1998 and 1997 reflected management's intention to continue to make additions to the Bank's allowance for loan losses until it is equal to approximately 1.0% of the Bank's gross loan portfolio. However, the Bank will continue to monitor its loan loss experience, the condition and composition of its loan portfolio and general economic conditions, and may make further additions to its allowance for loan losses to a greater or lesser extent than it has done historically, depending upon changes in the aforementioned conditions.

There was one nonperforming loan of $197,000 at September 30, 1998 and none at September 30, 1997. As a result of this evaluation, the Bank's provision for loan losses for the three months ended September 30, 1998 and 1997 amounted to $5,000 and $5,000 respectively.

Noninterest Income

Noninterest income increased $5,000 from ($2,000) for the three months ended September 30, 1997 to $3,000 for the three months ended September 30, 1998. The increase in noninterest income was the result of the $4,000 loss on the sale of investments for the three months ended September 30, 1997.

Noninterest Expense

Noninterest expense increased $80,000 from $253,000 for the three months ended September 30, 1997 to $333,000 for the three months ended September 30, 1998. Compensation and benefits decreased $30,000 from $160,000 for the three months ended September 30, 1997 to $130,000 for the three months ended September 30, 1998 due to the decrease in costs associated with the pension plan. Fees for professional services increased $107,000 from $22,000 for the three months ended September 30, 1997 to $129,000 for the three months ended September 30, 1998 due to legal fees for services rendered in connection with the pending merger with St. Francis Capital Corporation.

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

       None.

Item 5 - Other Information

       None.

Item 6 - Exhibits and Reports on Form 8-K.

       a)     Exhibits:  None.

       b) Reports on Form 8-K: On July 2, 1998, the registrant filed a Form 8-K to announce that it had entered into a definitive Agreement and Plan of Reorganization with St. Francis Capital Corporation, dated June 30, 1998.


                                   Signatures
                                   ----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RELIANCE BANCSHARES, INC.

                                  (Registrant)

Date:    November 10, 1998  BY:  /s/ Allan T. Bach
                                 --------------------------------------------
                                 Allan T. Bach, Chairman of the Board,
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



Date:    November 10, 1998  BY:  /s/ Carol A. Barnharst
                                 --------------------------------------------
                                 Carol A. Barnharst, Vice President and
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)